Form 10-Q
period 1996-03-31
ALPHANET SOLUTIONS INC
filed 1996-05-14
CIK 1002132

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996
                           Commission File No. 0-27042


                            AlphaNet Solutions, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


          New Jersey                                     22-2554535
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)



7 Ridgedale Ave., Cedar Knolls, New Jersey                                07927
(Address of Principal Executive Offices)                             (Zip Code)


                                 (201) 267-0088
                         (Registrant's Telephone Number,
                              Including Area Code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes:                                    No:  X*
                      -----                                  -----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1996:

           Class                                               Number of Shares
           -----                                               ----------------
Common Stock, $.01 par value                                      5,100,000


*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on March 20, 1996, when its Registration Statements on Form S-1 and 8-A were declared effective by the Commission.

                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION ...........................................    1

         Item 1.  Financial Statements ...................................    1

         Balance Sheets
         as of December 31, 1995
         and March 31, 1996 (unaudited) ..................................    2

         Statements of Income
         for the Three Months Ended
         March 31, 1995 and 1996 (unaudited) .............................    3

         Statement of Changes in Shareholders'
         Equity for the Three Months Ended
         March 31, 1996 (unaudited) ......................................    4

         Statements of Cash Flows
         for the Three Months Ended
         March 31, 1995 and 1996 (unaudited) .............................    5

         Notes to Financial Statements (unaudited) .......................    6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition. .........    9

         Results of Operations ...........................................   10

         Liquidity and Capital Resources .................................   11

PART II.  OTHER INFORMATION...............................................   14

         Item 1. Legal Proceedings .......................................   14

         Item 5. Other Information. ......................................   14

         Item 6. Exhibits and Reports on Form 8-K. .......................   16

SIGNATURES ...............................................................   17

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                            ALPHANET SOLUTIONS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31,   MARCH 31,
                                                                                               1995          1996
                                                                                            ------------   ---------
                                                        ASSETS
Current assets:
     Cash and cash equivalents ..........................................................      $ 1,223      $11,352
     Accounts receivable, net ...........................................................       13,885       13,867
     Inventories ........................................................................          946          750
     Current portion of loan receivable -- shareholder ..................................          160           --
     Prepaid expenses and other current assets ..........................................          425        1,148
                                                                                               -------      -------
       Total current assets .............................................................       16,639       27,117
Property and equipment, net .............................................................        1,378        1,508
Loan receivable -- shareholder ..........................................................          253           --
Other assets ............................................................................          500          102
                                                                                               -------      -------
       Total assets .....................................................................      $18,770      $28,727
                                                                                               =======      =======
                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..................................................      $   285      $    --
     Current portion of capital lease obligations .......................................           91           93
     Accounts payable and accrued expenses ..............................................       11,230       13,452
                                                                                               -------      -------
       Total current liabilities ........................................................       11,606       13,545
Long-term debt ..........................................................................          451           --
Capital lease obligations ...............................................................          139          115
                                                                                               -------      -------
       Total liabilities ................................................................       12,196       13,660
                                                                                               -------      -------
Shareholders' equity:
     Preferred stock -- $0.01 par value; authorized
      3,000,000 shares, none issued .....................................................           --           --
     Common stock -- $0.01 par value; authorized
      15,000,000 shares, 3,400,000 and 5,000,000
      shares issued and outstanding .....................................................           34           50
     Additional paid-in capital .........................................................          156       14,942
     Retained earnings ..................................................................        6,384           75
                                                                                               -------      -------
       Total shareholders' equity .......................................................        6,574       15,067
                                                                                               -------      -------
       Total liabilities and shareholders' equity .......................................      $18,770      $28,727
                                                                                               =======      =======


                 See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                 ----------------------
                                                                                  1995           1996
                                                                                  ----           ----
Net sales:
     Product sales .......................................................       $15,835       $ 15,191
     Services and support ................................................         2,460          4,105
                                                                                 -------       --------
                                                                                  18,295         19,296
                                                                                 -------       --------
Cost of sales:
     Product sales .......................................................        13,692         13,283
     Services and support ................................................         2,044          3,310
                                                                                 -------       --------
                                                                                  15,736         16,593
                                                                                 -------       --------
Gross profit .............................................................         2,559          2,703
                                                                                 -------       --------
Operating expenses:
     Selling expenses ....................................................         1,156          1,249
     General and administrative expenses .................................           436            475
                                                                                 -------       --------
                                                                                   1,592          1,724
                                                                                 -------       --------
Operating income .........................................................           967            979
                                                                                 -------       --------
Other income (expense):
     Interest income .....................................................            13             17
     Interest expense ....................................................           (58)           (35)
                                                                                 -------       --------
                                                                                     (45)           (18)
                                                                                 -------       --------
Income before income taxes ...............................................           922            961
Provision (benefit) for income taxes .....................................            28            (32)
                                                                                 -------       --------
Net income ...............................................................       $   894       $    993
                                                                                 =======       ========

Pro forma data:
     Income before income taxes ..........................................       $   922       $    961
     Provision for income taxes ..........................................           372            389
                                                                                 -------       --------
     Net income ..........................................................       $   550       $    572
                                                                                 =======       ========
     Net income per share ................................................       $  0.14       $   0.14
                                                                                 =======       ========
     Weighted average number of common shares
       and common shares equivalent ......................................         3,988          4,043
                                                                                 =======       ========


                 See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     COMMON       PAID-IN       RETAINED
                                                     STOCK        CAPITAL       EARNINGS         TOTAL
                                                    --------      --------      --------       --------
Balance at January 1, 1996 ...................      $     34      $    156      $  6,384       $  6,574
Net proceeds from issuance of 1,600,000 shares
  of Common Stock ............................            16        14,786            --         14,802
Payment of dividends .........................            --            --        (1,147)        (1,147)
Distribution of S Corporation earnings .......            --            --        (6,155)        (6,155)
Net income ...................................            --            --           993            993
                                                    --------      --------      --------       --------
Balance at March 31, 1996 ....................      $     50      $ 14,942      $     75       $ 15,067
                                                    ========      ========      ========       ========


                 See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                1995           1996
                                                                ----           ----
Cash flows from operating activities:
   Net income ..........................................      $    894       $    993
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization .....................            41             84
     Increase (decrease) from changes in:
       Accounts receivable, net ........................         3,894             18
       Inventories .....................................           714            196
       Prepaid expenses and other current assets .......           (12)          (723)
       Other assets ....................................           (19)           397
       Accounts payable and accrued expenses ...........        (1,819)         2,222
                                                              --------       --------

     Net cash provided by operating activities .........         3,693          3,187
                                                              --------       --------
Cash flows from investing activities:
   Property and equipment expenditures .................          (212)          (213)
   Receipt of loan repayments - shareholder ............            40            413
                                                              --------       --------

     Net cash (used in) provided by investing activities          (172)           200
                                                              --------       --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock ..........            --         14,802
   Repayment of long-term debt .........................           (71)          (736)
   Repayment of capital lease obligations ..............            --            (22)
   Net payments of notes payable-bank ..................        (1,152)            --
   Payment of dividends ................................           (75)        (1,147)
   Distribution of S Corporation earnings ..............            --         (6,155)
                                                              --------       --------

     Net cash (used in) provided by financing activities        (1,298)         6,742
                                                              --------       --------

Net increase in cash and cash equivalents ..............         2,223         10,129

Cash and cash equivalents, beginning of period .........            63          1,223
                                                              --------       --------

Cash and cash equivalents, end of period ...............      $  2,286       $ 11,352
                                                              ========       ========


                 See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 -- Basis of Presentation:

         The information presented for March 31, 1995 and 1996, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1996 and the results of its operations and its cash flows for the three-month periods ended March 31, 1995 and 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 33-97922), as declared effective by the Securities and Exchange Commission on March 20, 1996.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

         Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications are not material.

Note 2 -- Income Taxes:

         Prior to its initial public offering of Common Stock, the Company had elected to be treated as a Subchapter S Corporation for income tax purposes. The Subchapter S status was terminated effective March 19, 1996. Accordingly, $210 of net deferred tax assets have been recorded on the March 31, 1996 balance sheet with a corresponding tax benefit for the three-month period ended March 31, 1996. The net deferred tax assets reflected on the March 31, 1996 balance sheet of the Company are as follows:

Allowance for doubtful accounts.....................                $ 33
Inventory reserves..................................                  66
Accrual for compensated absences....................                 186
Differences between book and
  tax bases of property and equipment...............                 (75)
                                                                    ----
Net deferred tax assets.............................                $210
                                                                    ====

         For informational purposes, the accompanying statements of income include a pro forma adjustment for income taxes which would have been recorded if the Company had not been an S corporation, based on the tax laws in effect during the respective periods.

                            ALPHANET SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



Note 3 -- Pro forma Net Income Per Share:

         Pro forma net income per share is computed using the weighted average number of common shares and common shares equivalent outstanding during the periods. Common shares equivalent consists of the Company's common shares issuable upon the exercise of stock options. The weighted average number of common shares and common shares equivalent outstanding have been adjusted for the number of shares that the Company would need to issue to fund the S Corporation Distribution to its then current shareholders less the outstanding loan to a current shareholder.

Note 4 -- Initial Public Offering:

         On March 26, 1996, the Company consummated an initial public offering of 2,100,000 shares of its Common Stock at a price of $10.50 per share, of which 1,600,000 shares were issued and sold by the Company and 500,000 shares were sold by a selling shareholder of the Company. The net proceeds from the offering were $14,802. The Company did not receive any proceeds from the sale of shares sold by the selling shareholder. See also Note 7 -- Subsequent Event.

Note 5 -- Related Party Transactions:

         On September 28, 1995, the Board of Directors voted to distribute to its shareholders the previously taxed and undistributed earnings of the Company as of the effective date of the Company's termination of its S Corporation status, which termination occurred on March 19, 1996. The amount of such distribution was $5,782 and represented substantially all of the previously taxed and undistributed earnings less the outstanding loan to a current shareholder.

         In connection with certain litigation arising from the alleged wrongful conduct of two former employees of the Company, Stan Gang, the Company's President, Chief Executive Officer and principal shareholder, paid the Company $675 to indemnify the Company for any and all losses which the Company may sustain relating to such litigation, and such amount is included in accounts payable and accrued expenses on the March 31, 1996 balance sheet. Mr. Gang has agreed to indemnify the Company for an additional $325 in connection therewith. The Company shall reimburse Mr. Gang in the event and to the extent that the Company, as plaintiff in such litigation, is awarded and collects damages from the defendants in such litigation, receives sums as a result of a settlement between the Company and such defendants, or receives proceeds under an insurance policy.

                            ALPHANET SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



Note 6 -- Legal Proceedings:

         On February 13, 1996, the Company, as plaintiff, filed a complaint and jury demand in the Superior Court of New Jersey Chancery Division: Morris County, against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint relates to a civil action for damages and preliminary and permanent injunctive relief against the Defendants. The Company has obtained preliminary injunctive relief as against one of the Defendants. The complaint alleges theft of services which relates to the diversion by the Defendants of certain of the Company's technical personnel to perform work on behalf of the Defendant's current employer. In addition, the complaint alleges theft of the Company's property as the Defendants removed computer equipment from the Company's inventory without proper authorization or subsequent payment. The Company also has alleged that the Defendants arranged for the training of certain of the Company's customers through a third-party training company and not through the Company which has resulted in theft of corporate opportunity by the Defendants. In addition, the Defendants utilized corporate credit cards for extensive personal expenditures and unauthorized travel expenses for which the Company has not been reimbursed. The Company is seeking in excess of $675 in restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Company intends to vigorously pursue all available remedies against the Defendants. The litigation is in a very early stage and, therefore, the Company currently is unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's President and Chief Executive Officer and principal shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1,000 arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang has paid $675 of his personal funds to the Company. Pursuant to the terms of the agreement between the Company and Mr. Gang, the Company shall reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy. Management is of the opinion that the ultimate disposition of this matter will not have a material adverse effect on the results of operations or financial position of the Company.

Note 7 -- Subsequent Event:

         On April 19, 1996, the underwriters of the Company's initial public offering notified the Company of their intent to exercise, in part, their over-allotment option to purchase shares of the Company's Common Stock. As a result, the Company issued and sold an additional 100,000 shares of its Common Stock at the initial public offering price of $10.50 per share. The net proceeds to the Company, after expenses and underwriting discounts and commissions, were approximately $950. The option lapsed as to its unexercised portion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

         The Company was formed in 1984 as a reseller of computer hardware and software products, and to date most of its revenues have been derived from product sales. The Company entered into a distribution agreement in 1984 with MicroAge, one of the nation's largest aggregators, to acquire products for resale. The distribution agreement with MicroAge gives the Company access to products on an as-needed basis (thereby reducing the Company's need to carry large inventories), electronic ordering capability, product configuration and testing, warehousing and delivery. The Company also has partnered with many industry-leading vendors of information technology equipment, including Compaq, Hewlett-Packard, IBM, Lotus, Microsoft and Novell, to resell such products and provide enhanced service offerings.

         In 1990, the Company began developing its systems integration capabilities to expand the scope of its service offerings. At that time, the Company also made the strategic decision to focus its sales, services and support efforts directly to Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor. The Company believes that there is a growing trend on the part of such companies to outsource information technology functions.

         The Company's primary strategy is to combine the technical expertise of its service personnel with the strong product procurement and marketing capabilities of its reseller business to provide comprehensive information technology solutions to new and existing clients. The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' hardware requirements and its long-term relationships with large clients, positions the Company to grow the services component of its business, while further strengthening its product sales. The Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. The Company believes that its ability to be a single-source provider of information technology products and services and support enables it to earn margins higher than it would earn if it sold products only.

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1996

         Revenue. Total revenue increased by 5.5%, or $1,001,000, from $18,295,000 in the first quarter of 1995 to $19,296,000 in the first quarter of 1996. Product sales revenue decreased by 4.1%, or $644,000, from $15,835,000 in the first quarter of 1995 to $15,191,000 in the first quarter of 1996. The decrease is primarily attributed to a decline in product sales to one of the Company's largest customers, Nabisco Foods Group, offset in part by an increase in sales to other existing and new customers. Service and support revenue increased by 66.9%, or $1,645,000, from $2,460,000 in the first quarter of 1995 to $4,105,000 in the first quarter of 1996. This increase was attributable primarily to increased demand for the Company's services and support, including increased demand for the Company's training, systems engineering, cabling and customer engineering services. During such period, certain customers which previously had purchased only products from the Company also engaged the Company for services and support. In the first quarter of 1996, sales to BASF and Nabisco Foods Group, the Company's two largest customers, each of which accounted for more than 10% of the Company's total revenue, accounted in the aggregate for approximately 26.5% of such revenue. There can be no assurance that BASF and Nabisco Foods Group will continue to place orders with the Company or engage the Company to perform services and support functions at existing levels.

         Gross profit. The Company's cost of sales includes primarily, in the case of product sales revenue, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related employee benefits and payroll taxes. The Company's gross profit increased by 5.6%, or $144,000, from $2,559,000 in the first quarter of 1995 to $2,703,000 in the first quarter of 1996. Gross profit margin remained constant at 14% of total revenue in both periods, as an increase in gross profit margin attributable to services and support revenue was offset by a decline in gross profit margin attributable to product sales. Gross profit margin attributable to product sales decreased from 13.5% in the first quarter of 1995 to 12.6% in the first quarter of 1996. This decrease was attributed primarily to continued downward pricing pressure on sales of computer hardware products, which typically results in margin deterioration on such sales. Gross profit margin attributable to services and support revenue increased from 16.9% of services and support revenue in the first quarter of 1995 to 19.4% in the first quarter of 1996. The increase in such gross profit margin was attributable primarily to the fact that services and support revenue increased at a faster rate than overhead costs and, to a lesser extent, to increases in service personnel productivity rates.

         Selling expenses. Selling expenses consist primarily of personnel costs, including sales commissions earned by Company personnel involved in the sales and marketing of hardware, software and professional services. These personnel include direct sales, sales support and marketing personnel. Selling expenses also include costs of advertising, public relations and attendance at conferences, user group meetings and trade shows. Selling expenses increased by 8.0%, or $93,000, from $1,156,000 in the first quarter of 1995 to $1,249,000 in the first quarter of 1996, and increased from 6.3% of total revenue in the first quarter of 1995 to 6.5% of total revenue in the first quarter of 1996. This increase is attributable primarily to the Company's increased sales and marketing efforts associated with its services and support offerings.

         General and administrative expenses. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased by 8.9% or $39,000, from $436,000 in the first quarter of 1995 to $475,000 in the first quarter of 1996, and from 2.4% to 2.5% of total revenue, respectively. These increases in general and administrative expenses were due primarily to the hiring of a chief financial officer in late 1995.

         Income taxes. Prior to March 19, 1996, the Company was treated as an S Corporation for income tax purposes. Therefore, for most of the first quarter of 1996 and for all of the first quarter of 1995, the Company was exempt from Federal income taxes and certain state income taxes. In addition, the Company received a $210,000 benefit for income taxes in the first quarter of 1996 to reflect the recording of net deferred tax assets as of March 31, 1996 which resulted from the Company's termination of its S Corporation status. As a result, the Company's effective income tax rates were 3.0% in the first quarter of 1995 and a benefit of 3.3% in the first quarter of 1996. For informational purposes, based upon the tax laws in effect during the respective periods, pro forma income taxes have been disclosed for income taxes which would have been recorded if the Company had not been an S Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1996, the Company consummated an initial public offering of 2,100,000 shares of its Common Stock at a price of $10.50 per share. Of the 2,100,000 shares, 1,600,000 shares were issued and sold by the Company and 500,000 shares were sold by a shareholder of the Company. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. The net proceeds to the Company were $14,802,000.

         Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, such cash has been augmented with funds from borrowings under the Company's revolving credit facility. Net cash provided by operations was $3,187,000 for the first quarter of 1996 and consisted primarily of net income for the quarter of $993,000 and an increase in accounts payable and accrued expenses of $2,222,000. The increase in accounts payable and accrued expenses is attributable primarily to the receipt of a $675,000 indemnification payment from a principal shareholder relating to certain litigation, and a $520,000 increase in deferred revenue.

         The Company's working capital was $13,572,000 at March 31, 1996 compared to $5,033,000 at December 31, 1995.

         Net cash provided by investing activities in the first quarter of 1996 was $200,000, consisting of the receipt of a $413,000 loan repayment from a current shareholder offset by $213,000 of expenditures for property and equipment. Capital expenditures consisted primarily of purchases of computer equipment utilized in-house and for the continued development of the Company's Technical Support Center. Although the Company currently has no material commitments for capital expenditures outstanding, the Company anticipates further capital expenditures for the continued development of its Technical Support Center and for futher expansion of its Learning Centers.

         Net cash provided by financing activities in the first quarter of 1996 was $6,742,000, which consisted of the net proceeds from the issuance of Common Stock of $14,802,000, partially offset by a $6,155,000 distribution of previously undistributed S Corporation earnings, payments of dividends of $1,147,000, repayment of long-term debt of $736,000 and payment of capital lease obligations of $22,000.

         The Company has entered into a master lease agreement with First Fidelity Leasing Group, Inc., under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At March 31, 1996, capital lease obligations outstanding under these equipment leases, which expire in 1998, aggregated $208,000.

         The Company has a revolving credit facility with First Union National Bank (formerly First Fidelity Bank, N.A.) pursuant to which it may borrow up to a maximum of $7,000,000 at the bank's prime rate, increasing to $9,000,000 during the period from October 1 through March 30 of each calendar year at the bank's prime rate plus 1.00%. Obligations under such credit facility are payable within 90 days following notice of termination by the bank, or expiration of such facility on May 31, 1996, whichever is earlier, are collateralized by substantially all the assets of the Company. There were no outstanding borrowings under the revolving credit facility as of March 31, 1996. The credit facility contains, among other provisions, covenants relating to the Company's payment of cash dividends. The Company expects to renew the credit facility prior to or upon its expiration on May 31, 1996. The Company anticipates that the renewed credit facility will be on terms substantially similar to the current terms of such facility.

         The Company purchases certain inventory and equipment through financing arrangements with Deutsche Financial Services, IBM Credit Corporation and Finova Capital Corporation and expects to continue these relationships. At March 31, 1996, there were outstanding balances of $4,334,000, $1,161,000 and $0, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Deutsche Financial Services and IBM Credit Corporation have entered into an intercreditor agreement with respect to their relative interests.

         As of December 31, 1995, the Company had a $1,425,000 term loan from First Fidelity Bank, N.A., of which approximately $736,000 was outstanding. The Company prepaid the entire outstanding balance of such term loan with a portion of the net proceeds from its initial public offering.

         The Company believes that the net proceeds of the initial public offering, together with available funds, existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 13, 1996, the Company, as plaintiff, filed a complaint and jury demand in the Superior Court of New Jersey Chancery Division: Morris County, against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint relates to a civil action for damages and preliminary and permanent injunctive relief against the Defendants. The Company has obtained preliminary injunctive relief as against one of the Defendants. The complaint alleges theft of services which relates to the diversion by the Defendants of certain of the Company's technical personnel to perform work on behalf of the Defendant's current employer. In addition, the complaint alleges theft of the Company's property as the Defendants removed computer equipment from the Company's inventory without proper authorization or subsequent payment. The Company also has alleged that the Defendants arranged for the training of certain of the Company's customers through a third-party training company and not through the Company which has resulted in theft of corporate opportunity by the Defendants. In addition, the Defendants utilized corporate credit cards for extensive personal expenditures and unauthorized travel expenses for which the Company has not been reimbursed. The Company is seeking in excess of $675,000 in restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Company intends to vigorously pursue all available remedies against the Defendants. The litigation is in a very early stage and, therefore, the Company currently is unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's President and Chief Executive Officer and principal shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1,000,000 arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang has paid $675,000 of his personal funds to the Company. Pursuant to the terms of the agreement between the Company and Mr. Gang, the Company shall reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy. Management is of the opinion that the ultimate disposition of this matter will not have a material adverse effect on the results of operations or financial position of the Company.

ITEM 5.  OTHER INFORMATION.

         On March 26, 1996, the Company completed an initial public offering of 2,100,000 shares of its Common Stock at a price of $10.50 per share. Of the 2,100,000 shares, 1,600,000 shares were issued and sold by the Company and 500,000 shares were sold by a shareholder of the Company. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. The net proceeds to the Company were $14,802,000. The Company intends to use approximately $4,500,000 of such net proceeds to expand the services component of its business. Of this amount, approximately $2,000,000 will be used to continue development of the Company's Technical Support Center, approximately $500,000 will be used to expand the Company's system integration department, approximately $500,000 will be utilized to expand the Company's education centers and approximately $500,000 will be applied to finance increased marketing and sales activities. The remaining $1,000,000 will be used to acquire computer and other capital equipment and a state-of-the-art accounting system. In connection with the termination of the Company's S Corporation status, the Company distributed an aggregate of $5,782,000 to the pre-offering shareholders of the Company, which amount represented substantially all of the Company's undistributed S Corporation earnings net of an outstanding loan to a current shareholder. The Company also prepaid all amounts outstanding under its $1,425,000 term loan from First Union National Bank. The Company intends to use the balance of the net proceeds for working capital and possible acquisitions of businesses complementary to the Company's business.

         Pending such uses, the remainder of the net proceeds of such offering have been invested in investment grade, interest bearing instruments.

         Subsequent to the end of the quarter, on April 19, 1996, the managing underwriters of the Company's initial public offering informed the Company that they had partially exercised the over-allotment option to purchase 100,000 shares of Common Stock from the Company at the initial public offering price of $10.50 per share. Net proceeds to the Company from such exercise were approximately $950,000. The option lapsed as to the underwriters' right to purchase the remaining 215,000 shares of Common Stock subject to such option.

         On May 3, 1996, the Board of Directors elected two additional independent Directors, David J. Sorin and Susan Wolford. Mr. Sorin and Ms. Wolford, together with incumbent Directors, Stan Gang and Michael R. Bruce, were elected to the Company's Audit Committee.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

        (a)       Exhibits.

                  10.1 Form of Indemnification Agreement dated May 3, 1996 by and between the Company and David J. Sorin.

                  10.2 Form of Indemnification Agreement dated May 3, 1996 by and between the Company and Susan Wolford.

                  11     Statement re: Computation of Per Share Earnings.

                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

        (b)       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AlphaNet Solutions, Inc.




DATE:  May 13, 1996                     By:/s/ Stan Gang
                                           -------------------------
                                             Stan Gang,
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive
                                             Officer)



DATE:  May 13, 1996                     By:/s/ Gary S. Finkel
                                           --------------------------
                                             Gary S. Finkel,
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)