Form 10-Q
period 1996-06-30
ALPHANET SOLUTIONS INC
filed 1996-08-13
CIK 1002132

                                                            CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                          Commission File No. 0-27042

                            AlphaNet Solutions, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        New Jersey                                     22-2554535
- -------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Ave., Cedar Knolls, New Jersey                               07927
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (201) 267-0088
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:  X                                 No:
                         ---                                    ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1996:


Class                                                         Number of Shares
- -----                                                         ----------------

Common Stock, $.01 par value                                     5,100,000

                            ALPHANET SOLUTIONS, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . .  1

   Item 1.  Financial Statements . . . . . . . . . . . . .  1

         Balance Sheets
         as of December 31, 1995
         and June 30, 1996 (unaudited) . . . . . . . . . .  2

         Statements of Income
         for the Three Months and Six Months Ended
         June 30, 1995 and 1996 (unaudited). . . . . . . .  3

         Statement of Changes in Shareholders'
         Equity for the Six Months Ended
         June 30, 1996 (unaudited) . . . . . . . . . . . .  4

         Statements of Cash Flows
         for the Six Months Ended
         June 30, 1995 and 1996 (unaudited). . . . . . . .  5

         Notes to Financial Statements (unaudited) . . . .  6

   Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition . .  9

         Results of Operations . . . . . . . . . . . . . . 10

         Liquidity and Capital Resources . . . . . . . . . 13

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . 16

   Item 5. Other Information . . . . . . . . . . . . . . . 16

   Item 6. Exhibits and Reports on Form 8-K. . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 18

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            ALPHANET SOLUTIONS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                            DECEMBER 31,    JUNE 30,
                                                                                1995          1996
                                                                            ------------    --------
ASSETS

Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $ 1,223      $ 6,686
    Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .      13,885       16,809
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         946        1,886
    Current portion of loan receivable -- shareholder. . . . . . . . . . .         160            -
    Prepaid expenses and other current assets. . . . . . . . . . . . . . .         425        1,900
                                                                                 -----      -------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .      16,639       27,281
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .       1,378        1,929
Loan receivable -- shareholder . . . . . . . . . . . . . . . . . . . . . .         253            -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         500          112
                                                                                ------       ------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $18,770      $29,322
                                                                               =======      =======

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . .     $   285      $     -
    Current portion of capital lease obligations . . . . . . . . . . . . .          91           95
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .      11,230       12,617
                                                                                ------      -------
        Total current liabilities  . . . . . . . . . . . . . . . . . . . .      11,606       12,712
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         451            -
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . .         139           90
                                                                                ------       ------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      12,196       12,802
                                                                                ------       ------
Shareholders' equity:
    Preferred stock -- $0.01 par value; authorized
    3,000,000 shares, none issued. . . . . . . . . . . . . . . . . . . . .           -            -
    Common stock -- $0.01 par value; authorized
    15,000,000 shares, 3,400,000 and 5,100,000
    shares issued and outstanding . . . . . . . . . . . . . . . . . . . . .         34           51
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .        156       15,878
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,384          591
                                                                               -------       ------
       Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .      6,574       16,520
                                                                               -------       ------
       Total liabilities and shareholders' equity . . . . . . . . . . . . .    $18,770      $29,322
                                                                               =======      =======



                See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                             ENDED JUNE 30,            ENDED JUNE 30,
                                                         --------------------     -----------------------
                                                           1995        1996         1995           1996
                                                         --------    --------     --------       --------
Net sales:
   Product sales. . . . . . . . . . . . . . . . . .      $13,828      $19,677      $29,663        $34,868
   Services and support . . . . . . . . . . . . . .        2,746        4,568        5,206          8,673
                                                         -------      -------      -------        -------
                                                          16,574       24,245       34,869         43,541
                                                         -------      -------      -------        -------
Cost of sales:
   Product sales. . . . . . . . . . . . . . . . . .       11,907       17,624       25,599         30,907
   Services and support . . . . . . . . . . . . . .        2,155        3,820        4,199          7,130
                                                         -------      -------      -------        -------
                                                          14,062       21,444       29,798         38,037
                                                         -------      -------      -------        -------
Gross profit. . . . . . . . . . . . . . . . . . . .        2,512        2,801        5,071          5,504
                                                         -------      -------      -------        -------
Operating expenses:
   Selling expenses . . . . . . . . . . . . . . . .        1,103        1,513        2,259          2,762
   General and administrative expenses. . . . . . .          454          503          890            978
                                                         -------      -------      -------        -------
                                                           1,557        2,016        3,149          3,740
                                                         -------      -------      -------        -------

Operating income. . . . . . . . . . . . . . . . . .          955          785        1,922          1,764
                                                         -------      -------      -------        -------
Other income (expense):
   Interest income. . . . . . . . . . . . . . . . .           14          103           27            120
   Interest expense . . . . . . . . . . . . . . . .         (27)         (20)         (85)           (55)
                                                         -------      -------      -------        -------
                                                            (13)           83         (58)             65
                                                         -------      -------      -------        -------

Income before income taxes. . . . . . . . . . . . .          942          868        1,864          1,829
Provision for income taxes. . . . . . . . . . . . .           28          352           56            320
                                                         -------      -------      -------        -------
Net income  . . . . . . . . . . . . . . . . . . . .      $   914      $   516      $ 1,808        $ 1,509
                                                         =======      =======      =======        =======
Pro forma data:
   Income before income taxes . . . . . . . . . . .      $   942      $   868      $ 1,864        $ 1,829
   Provision for income taxes . . . . . . . . . . .          380          352          752            741
                                                         -------      -------      -------        -------
   Net income . . . . . . . . . . . . . . . . . . .      $   562      $   516      $ 1,112        $ 1,088
                                                         =======      =======      =======        =======
   Net income per share . . . . . . . . . . . . . .      $  0.14      $  0.10      $  0.28           0.24
                                                         =======      =======      =======        =======
   Weighted average number
   of common shares and
   common shares equivalent . . . . . . . . . . . .        3,988        5,073        3,988          4,558
                                                         =======      =======      =======        =======


                See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                     Additional
                                                           Common     Paid-In        Retained
                                                            Stock     Capital        Earnings       Total
                                                          ---------  ---------     ----------     ----------
Balance at January 1, 1996. . . . . . . . . . . . .       $   34     $    156     $     6,384    $     6,574

Net proceeds from issuance of
   1,700,000 shares of Common Stock . . . . . . . .           17       15,722              --         15,739

Payment of dividends. . . . . . . . . . . . . . . .           --           --          (1,147)        (1,147)

Distribution of S Corporation earnings. . . . . . .           --           --          (6,155)        (6,155)

Net income  . . . . . . . . . . . . . . . . . . . .           --           --           1,509          1,509
                                                          ------     --------     -----------    -----------

Balance at June 30, 1996. . . . . . . . . . . . . .       $   51     $ 15,878     $       591    $    16,520
                                                         =======     ========     ===========    ===========




                See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                              For the Six Months
                                                                Ended June 30,
                                                              ------------------
                                                              1995          1996
                                                              ----          ----
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . .     $ 1,808       $ 1,509
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization . . . . . . . . . . .          95           187
    Increase (decrease) from changes in:
             Accounts receivable, net . . . . . . . . .       4,483        (2,924)
             Inventories. . . . . . . . . . . . . . . .       1,095          (940)
             Prepaid expenses and other current assets.          55         1,475)
             Other assets . . . . . . . . . . . . . . .          --           388
             Accounts payable and accrued expenses. . .      (2,256)        1,387
                                                            -------       -------
    Net cash provided by (used in) operating activities       5,280        (1,868)
                                                            -------       -------

Cash flows from investing activities:
    Property and equipment expenditures . . . . . . . .        (271)         (738)
    Receipt of loan repayments - shareholder. . . . . .          80           413
                                                            -------       -------
    Net cash used in investing activities . . . . . . .        (191)         (325)
                                                            -------       -------
Cash flows from financing activities:
    Net proceeds from issuance of common stock. . . . .          --        15,739
    Repayment of long-term debt . . . . . . . . . . . .        (153)         (736)
    Repayment of capital lease obligations. . . . . . .          --           (45)
    Net payments of notes payable-bank. . . . . . . . .      (1,152)           --
    Repayment of loan payable - shareholder . . . . . .        (719)           --
    Payment of dividends. . . . . . . . . . . . . . . .        (755)       (1,147)
    Distribution of S Corporation earnings. . . . . . .          --        (6,155)
                                                            -------       -------
             Net cash (used in) provided by financing
               activities . . . . . . . . . . . . . . .      (2,779)        7,656
                                                            -------       -------

Net increase in cash and cash equivalents . . . . . . .       2,310         5,463

Cash and cash equivalents, beginning of period. . . . .          63         1,223
                                                            -------       -------

Cash and cash equivalents, end of period. . . . . . . .     $ 2,373       $ 6,686
                                                            =======       =======





                See accompanying notes to financial statements.

                            ALPHANET SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Note 1 -- Basis of Presentation:

     The information presented for June 30, 1995 and 1996, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1996 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1995 and 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 33-97922), as declared effective by the Securities and Exchange Commission on March 20, 1996.


        Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

        Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications are not material.

Note 2 -- Income Taxes:


     Prior to its initial public offering of Common Stock, the Company had elected to be treated as a Subchapter S Corporation for income tax purposes. The Subchapter S status was terminated effective March 19, 1996. Accordingly, $210 of net deferred tax assets have been recorded on the June 30, 1996 balance sheet with a corresponding tax benefit for the six-month period ended June 30, 1996. The net deferred tax assets reflected on the June 30, 1996 balance sheet of the Company are as follows:

        Allowance for doubtful accounts           $    33
        Inventory reserves                             66
        Accrual for compensated absences              191
        Differences between book and
         tax bases of property and equipment          (80)
                                                  -------
        Net deferred tax assets                   $   210
                                                  =======

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

Note 4 -- Initial Public Offering:

On March 26, 1996, the Company consummated an initial public offering of 2,100,000 shares of its Common Stock at a price of $10.50 per share, of which 1,600,000 shares were issued and sold by the Company and 500,000 shares were sold by a selling shareholder of the Company. The Company did not receive any proceeds from the sale of shares sold by the selling shareholder. On April 19, 1996, the underwriters of the Company's initial public offering notified the Company of their intent to exercise, in part, their over-allotment option to purchase shares of the Company's Common Stock. As a result, the Company issued and sold an additional 100,000 shares of its Common Stock at the initial public offering price of $10.50 per share. The option lapsed as to its unexercised portion. The aggregate net proceeds to the Company after expenses and underwriting discounts and commissions, were approximately $15,739.

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

In connection with certain litigation arising from the alleged wrongful conduct of two former employees of the Company, Stan Gang, the Company's President, Chief Executive Officer and principal shareholder, paid the Company $675 to indemnify the Company for any and all losses which the Company may sustain relating to such litigation, and such amount is included in accounts payable and accrued expenses on the June 30, 1996 balance sheet. Mr. Gang has agreed to indemnify the Company for an additional $325 in connection therewith. The Company shall reimburse Mr. Gang in the event and to the extent that the Company, as plaintiff in such litigation, is awarded and collects damages from the defendants in such litigation, receives sums as a result of a settlement between the Company and such defendants, or receives proceeds under an insurance policy.

                            ALPHANET SOLUTIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



Note 6 --Subsequent Event:

On July 24, 1996, the Company consummated the acquisition of certain assets of Lior, Inc. ("Lior"), a MicroAge affiliate located in Paramus, New Jersey. The Company purchased the entire customer list and outstanding purchase orders of Lior for an aggregate purchase price of up to $1,000,000, of which $900,000 was paid at closing and $100,000 may be due in January 1997 if certain former Lior salespersons remain employed by the Company through such date. The Company funded the purchase price from proceeds raised in its initial public offering. In determining the purchase price, the Company considered, among other factors, the past and projected revenues generated from such customers and the value of the acquired purchase orders. The Company did not assume any liabilities of Lior, other than the obligations to perform under the acquired purchase orders and certain service contracts. The Company acquired such assets from Stan Gang, the Company's President and Chief Executive Officer, who had purchased such assets for the same consideration from Lior on July 18, 1996 pending approval of the transaction by the Company's Board of Directors. In connection with such transaction, effective July 1, 1996, 26 former employees of Lior, including 7 sales persons and 8 technical personnel, joined the Company.

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

     The Company's primary strategy is to combine the technical expertise of its service personnel with the strong product procurement and marketing capabilities of its reseller business to provide comprehensive information technology solutions to new and existing clients. The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' hardware requirements and its long-term relationships with large clients, positions the Company to grow the services component of its business, while further strengthening its product sales. The Company believes that its ability to be a single-source provider of information technology products and services and support enables it to earn margins higher than it would earn if it sold products only. In general, the Company anticipates that an increasing percentage of its gross profit in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that product sales will continue to generate a significantly larger percentage of the Company's gross profit, particularly due to the Company's recent acquisition of the Lior customer list. See Note 6 to Notes to Financial Statements. Many of such customers historically had purchased primarily computer products from Lior. The Company believes that it may be able to leverage the product sales component of the Lior business to increase sales of services and support to such customers, although no assurance can be given with respect thereto. See Item 5. "Other Information."

        This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1996

        Revenue. Total revenue increased by 46.3%, or $7,671,000, from $16,574,000 in the second quarter of 1995 to $24,245,000 in the second quarter of 1996. Product sales revenue increased by 42.3% or $5,849,000, from $13,828,000 in the second quarter of 1995 to $19,677,000 in the second quarter of 1996. The increase is primarily attributed to increased demand for computer products among the Company's larger customer base. Service and support revenue increased by 66.4%, or $1,822,000, from $2,746,000 in the second quarter of 1995 to $4,568,000 in the second quarter of 1996. This increase was attributable primarily to increased demand for the Company's services and support, including increased demand for the Company's systems engineering, cabling, training and customer engineering services. During such period, certain customers which previously had purchased only products from the Company also engaged the Company for services and support. In the second quarter of 1996, sales to Nabisco Foods Group, BASF and United Jersey Bank, the Company's three largest customers, each of which accounted for more than 10% of the Company's total revenue, accounted in the aggregate for approximately 41.9% of such revenue. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support functions at existing levels.

        Gross profit. The Company's cost of sales includes primarily, in the case of product sales revenue, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related employee benefits and payroll taxes. The Company's gross profit increased by 11.5%, or $289,000, from $2,512,000 in the second quarter of 1995 to $2,801,000 in the second quarter of 1996. Gross profit margin decreased from 15.2% of total revenue in the second quarter of 1995 to 11.6% of total revenue in the corresponding 1996 quarter. Such decrease was due to a decline in gross profit margin attributable to product sales coupled with a decline in gross profit margin attributable to services and support revenue. Gross profit margin attributable to product sales decreased from 13.9% in the second quarter of 1995 to 10.4% in the second quarter of 1996. This decrease was attributed primarily to continued downward pricing pressure on sales of computer hardware products, which typically results in margin deterioration on such sales. Gross profit margin attributable to services and support revenue decreased from 21.5% of services and support revenue in the second quarter of 1995 to 16.4% in the second quarter of 1996. The decrease in such gross profit margin was attributable primarily to the fact that services and support revenue increased at a slower rate than related costs as the Company accelerated hiring and training of technical professionals and experienced lower utilization and incurred higher expenses relating to its learning centers during the second quarter of 1996.

        Selling expenses. Selling expenses consist primarily of personnel costs, including sales commissions earned by Company personnel involved in the sales and marketing of hardware, software and professional services. These personnel include direct sales, sales support and marketing personnel. Selling expenses also include costs of advertising and promotion. Selling expenses increased by 37.2%, or $410,000, from $1,103,000 in the second quarter of 1995 to $1,513,000 in the second quarter of 1996, but decreased from 6.7% of total revenue in the second quarter of 1995 to 6.2% of total revenue in the second quarter of 1996. The increase in selling expenses in absolute dollars was attributable primarily to the Company's increased sales and marketing efforts associated with its services and support offerings and to costs incurred and associated with the Company's expansion into the Philadelphia market. The decrease as a percentage of revenue was due to the substantial increase in revenue.

        General and administrative expenses. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased by 10.8% or $49,000, from $454,000 in the second quarter of 1995 to $503,000 in the second quarter of 1996, but decreased from 2.7% to 2.1% of total revenue, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in accounting personnel expenses, professional fees and corporate insurance premiums. The decrease as a percentage of revenue is due to the substantial increase in revenue.

        Income taxes. Prior to March 19, 1996, the Company was treated as an S Corporation for income tax purposes. Therefore, for all of the second quarter of 1995, the Company was exempt from Federal income taxes and certain state income taxes. As a result, the Company's effective income tax rates were 3.0% in the second quarter of 1995 and 40.6% in the second quarter of 1996. For informational purposes, based upon the tax laws in effect during 1995, pro forma income taxes have been disclosed for income taxes which would have been recorded if the Company had not been an S Corporation in the second quarter of 1995.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1996

        Revenue. Total revenue increased by 24.9%, or $8,672,000, from $34,869,000 in the first six months of 1995 to $43,541,000 in the first six months of 1996. Product sales revenue increased by 17.5%, or $5,205,000, from $29,663,000 in the first six months of 1995 to $34,868,000 in the first six months of 1996. The increase is primarily attributed to increased demand during the second quarter for computer products among the Company's larger customer base. Service and support revenue increased by 66.6%, or $3,467,000, from $5,206,000 in the first six months of 1995 to $8,673,000 in the corresponding period of 1996. This increase was attributable primarily to increased demand for the Company's services and support, including increased demand for the Company's systems engineering, cabling, training and customer engineering services. During such period, certain customers which previously had purchased only products from the Company also engaged the Company for services and support. In the 1996 period, sales to Nabisco Foods Group, BASF and United Jersey Bank, the Company's three largest customers, each of which accounted for more than 10% of the Company's total revenue, accounted in the aggregate for approximately 38.4% of such revenue. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support functions at existing levels.

        Gross profit. The Company's cost of sales includes primarily, in the case of product sales revenue, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related employee benefits and payroll taxes. The Company's gross profit increased by 8.5%, or $433,000, from $5,071,000 in the first six months of 1995 to $5,504,000 in the corresponding 1996 period. Gross profit margin decreased, however, from 14.5% of total revenue in the 1995 period to 12.6% in the six months ended June 30, 1996. Such decrease was due to a decline in gross profit margin attributable to product sales coupled with a decline in gross profit margin attributable to services and support revenue. Gross profit margin attributable to product sales decreased from 13.7% in the first six months of 1995 to 11.4% in the corresponding 1996 period. This decrease was attributed primarily to continued downward pricing pressure on sales of computer hardware products, which typically results in margin deterioration on such sales. Gross profit margin attributable to services and support revenue decreased from 19.3% of services and support revenue in the first six months of 1995 to 17.8% in the first six months of 1996. The decrease in such gross profit margin was attributable primarily to the fact that services and support revenue increased at a slower rate than related costs, as the Company accelerated hiring and training of technical professionals and experienced lower utilization and incurred higher expenses relating to its learning centers during the 1996 period.

        Selling expenses. Selling expenses consist primarily of personnel costs, including sales commissions earned by Company personnel involved in the sales and marketing of hardware, software and professional services. These personnel include direct sales, sales support and marketing personnel. Selling expenses also include costs of advertising and promotion. Selling expenses increased by 22.3%, or $503,000, from $2,259,000 in the first six months of 1995 to $2,762,000 in the corresponding 1996 period, but decreased from 6.5% of total revenue in the first six months of 1995 to 6.3% of total revenue in the first six months of 1996. The increase in selling expenses in absolute dollars was attributable primarily to the Company's increased sales and marketing efforts associated with its services and support offerings and to costs incurred and associated with the Company's expansion into the Philadelphia market. The decrease as a percentage of revenue was due to the substantial increase in revenue.

        General and administrative expenses. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel.

General and administrative expenses increased by 9.9% or $88,000, from $890,000 in the first six months of 1995 to $978,000 in the corresponding 1996 period, but decreased from 2.6% to 2.2% of total revenue, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in accounting personnel expenses, professional fees and corporate insurance premiums. The slight decrease as a percentage of revenue is due to the substantial increase in revenue.

        Income taxes. Prior to March 19, 1996, the Company was treated as an S Corporation for income tax purposes. Therefore, for all of the 1995 period, the Company was exempt from Federal income taxes and certain state income taxes. In addition, the Company received a $210,000 benefit for income taxes in the first quarter of 1996 to reflect the recording of net deferred tax assets as of March 31, 1996 which resulted from the Company's termination of its S Corporation status. As a result, the Company's effective income tax rates were 3.0% in the first six months of 1995 and 17.5% in the first six months of 1996. For informational purposes, based upon the tax laws in effect prior to the Company's termination of S Corporation status, pro forma income taxes have been disclosed for income taxes which would have been recorded if the Company had not been an S Corporation during such period.

LIQUIDITY AND CAPITAL RESOURCES

        In March and April 1996, the Company consummated an initial public offering of 2,200,000 shares of its Common Stock at a price of $10.50 per share. Of the 2,200,000 shares, 1,700,000 shares (including 100,000 shares issued and sold by the Company upon the exercise of the underwriters' over-allotment option) were issued and sold by the Company and 500,000 shares were sold by a shareholder of the Company. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. The net proceeds to the Company were $15,739,000.

        Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, such cash has been augmented with funds from borrowings under the Company's revolving credit facility. Net cash used in operations was $1,868,000 for the first six months of 1996 and consisted primarily of an increase in accounts receivable of $2,924,000, an increase in inventories of $940,000 and an increase in prepaid expenses and other current assets of $1,475,000. The increase in accounts receivable is attributable primarily to higher sales. The aging of the Company's accounts receivable remained constant when compared to the accounts receivable aging at December 31, 1995. The increase in inventories is primarily attributable to the purchase of computer equipment subject to a firm purchase commitment from a large customer. The increase in prepaid expenses and other current assets is primarily attributable to an increase in amounts due from vendors which were partially offset by a $1,387,000 increase in accounts payable and accrued expenses and net income of $1,509,000.

        The Company's working capital was $14,569,000 at June 30, 1996 compared to $5,033,000 at December 31, 1995.

     Net cash used in investing activities in the first six months of 1996 was $325,000, consisting of $738,000 of expenditures for property and equipment which were partially offset by the receipt of a $413,000 loan repayment from a current shareholder. Capital expenditures consisted primarily of purchases of computer equipment utilized in-house and for the continued development of the Company's Technical Support Center. Although the Company currently has no material commitments for capital expenditures outstanding, the Company anticipates further capital expenditures for the continued development of its Technical Support Center, the continued upgrading of its internal computer systems and for further expansion of its Learning Centers.

     Net cash provided by financing activities in the first six months of 1996 was $7,656,000, which consisted of the net proceeds from the issuance of Common Stock of $15,739,000, partially offset by a $6,155,000 distribution of previously undistributed S Corporation earnings, payments of dividends of $1,147,000, repayment of long-term debt of $736,000 and payment of capital lease obligations of $45,000.

     The Company has entered into a master lease agreement with First Fidelity Leasing Group, Inc., under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At June 30, 1996, capital lease obligations outstanding under these equipment leases, which expire in 1998, aggregated $185,000.

     The Company has a revolving credit facility with First Union National Bank (formerly First Fidelity Bank, N.A.) pursuant to which it may borrow up to a maximum of $7,000,000 at the bank's prime rate less 0.25% or at LIBOR plus 1.5%, increasing to $9,000,000 during the period from October 1 through March 30 of each calendar year at the bank's prime rate plus 1.0%. Obligations under such credit facility are payable within 90 days following notice of termination by the bank, or expiration of such facility on May 30, 1997, whichever is earlier, and are collateralized by substantially all the assets of the Company. There were no outstanding borrowings under the revolving credit facility as of June 30, 1996. The credit facility contains, among other provisions, covenants relating to the Company's payment of cash dividends.

     The Company purchases certain inventory and equipment through financing arrangements with Deutsche Financial Services, IBM Credit Corporation and Finova Capital Corporation and expects to continue these relationships. At June 30, 1996, there were outstanding balances of $3,354,000, $1,486,000 and $0, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Deutsche Financial Services and IBM Credit Corporation have entered into an intercreditor agreement with respect to their relative interests.

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

                         PART II.    OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

        On July 24, 1996, the Company consummated the acquisition of certain assets of Lior, Inc. ("Lior"), a MicroAge affiliate located in Paramus, New Jersey. The Company purchased the entire customer list and outstanding purchase orders of Lior for an aggregate purchase price of up to $1,000,000, of which $900,000 was paid at closing and $100,000 may be due in January 1997 if certain former Lior salespersons remain employed by the Company through such date. The Company funded the purchase price from proceeds raised in its initial public offering. In determining the purchase price, the Company considered, among other factors, the past and projected revenues generated from such customers and the value of the acquired purchase orders. The Company did not assume any liabilities of Lior, other than the obligations to perform under the acquired purchase orders and certain service contracts. The Company acquired such assets from Stan Gang, the Company's President and Chief Executive Officer, who had purchased such assets for the same consideration from Lior on July 18, 1996 pending approval of the transaction by the Company's Board of Directors. In connection with such transaction, effective July 1, 1996, 26 former employees of Lior, including 7 sales persons and 8 technical personnel, joined the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits.

          11  Statement re: Computation of Per Share Earnings.

          27  Financial Data Schedule.

    (b)   Reports on Form 8-K.

          No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996. Subsequent to the end of the quarter, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 5, 1996 relating to its acquisition of certain assets of Lior, Inc. See Item 5. "Other Information."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AlphaNet Solutions, Inc.



DATE:  August 13, 1996                            By: /s/ Stan Gang
                                                     --------------------------
                                                     Stan Gang
                                                     President and Chief
                                                     Executive Officer
                                                     (Principal Executive
                                                     Officer)



DATE:  August 13, 1996                            By: /s/ Gary S. Finkel
                                                     --------------------------
                                                     Gary S. Finkel,
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)