Form 10-Q
period 1996-09-30
ALPHANET SOLUTIONS INC
filed 1996-11-14
CIK 1002132

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                          Commission File No. 0-27042

                            AlphaNet Solutions, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New Jersey                                      22-2554535
------------------------------              ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

7 Ridgedale Ave., Cedar Knolls, New Jersey                  07927
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (201) 267-0088
                         -----------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes:    X                        No:  ______

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1996:

                Class                                 Number of Shares
                -----                                 ----------------

  Common Stock, $.01 par value                           5,100,000

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . .   1

         Item 1. Financial Statements . . . . . . . . . . . . . . . . . .   1

                 Consolidated Balance Sheets
                 as of December 31, 1995
                 and September 30, 1996 (unaudited) . . . . . . . . . . .   2

                 Consolidated Statements of Income
                 for the Three Months and Nine Months Ended
                 September 30, 1995 and 1996 (unaudited)  . . . . . . . .   3

                 Consolidated Statement of Changes in Shareholders'
                 Equity for the Nine Months Ended
                 September 30, 1996 (unaudited) . . . . . . . . . . . . .   4

                 Consolidated Statements of Cash Flows
                 for the Nine Months Ended
                 September 30, 1995 and 1996 (unaudited)  . . . . . . . .   5

                 Notes to Consolidated Financial Statements (unaudited) .   6

         Item 2. Management's Discussion and Analysis of
                 Results of Operations and Financial Condition. . . . . .   9

                 Results of Operations  . . . . . . . . . . . . . . . . .   10

                 Liquidity and Capital Resources  . . . . . . . . . . . .   13

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   16

         Item 5. Other Information. . . . . . . . . . . . . . . . . . . .   16

         Item 6. Exhibits and Reports on Form 8-K.  . . . . . . . . . . .   17
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                                   1995             1996
                                                                                ------------     ------------
                                                 ASSETS                                          (Unaudited)
Current assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .      $      1,223          $    4,818
    Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . .            13,885              22,519
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               946               3,279
    Current portion of loan receivable -- shareholder   . . . . . . . . .               160                  --
    Prepaid expenses and other current assets   . . . . . . . . . . . . .               425               1,227
                                                                               ------------       -------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            16,639              31,843
Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . .             1,378               2,430
Loan receivable -- shareholder  . . . . . . . . . . . . . . . . . . . . .               253                  --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               500               1,057
                                                                               ------------       -------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     18,770       $      35,330
                                                                               ============       =============
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:  . . . . . . . . . . . . . . . . . . . . . . . . . .
    Current portion of long-term debt   . . . . . . . . . . . . . . . . .      $        285       $          --
    Current portion of capital lease obligations  . . . . . . . . . . . .                91                  97
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . .            11,230              17,671
                                                                               ------------       -------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .            11,606              17,768
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               451                  --
Capital lease obligations   . . . . . . . . . . . . . . . . . . . . . . .               139                  73
                                                                               ------------       -------------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .            12,196              17,841
                                                                               ------------       -------------
Shareholders' equity:
    Preferred stock -- $0.01 par value; authorized
     3,000,000 shares, none issued  . . . . . . . . . . . . . . . . . . .                --                  --
    Common stock -- $0.01 par value; authorized
     15,000,000 shares, 3,400,000 and 5,100,000
    shares issued and outstanding  . . . . . . . . . . . . . . . . . . .                 34                  51
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .               156              15,878
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . .             6,384               1,560
                                                                               ------------       -------------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .             6,574              17,489
                                                                               ------------       -------------
      Total liabilities and shareholders' equity  . . . . . . . . . . . .      $     18,770        $     35,330
                                                                               ============       =============






                See accompanying notes to financial statements.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          FOR THE THREE MONTHS                          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,                           ENDED SEPTEMBER 30,
                                                       -----------------------------            ---------------------------------
                                                         1995               1996                    1995                  1996
                                                         ----               ----                    ----                  ----
 Net sales:
    Product sales  . . . . . . . . . . . . .           $15,535            $25,466                  $45,198                $60,334
    Services and support   . . . . . . . . .             2,979              5,113                    8,185                 13,786
                                                     ---------          ---------                ---------              ---------
                                                        18,514             30,579                   53,383                 74,120
                                                     ---------          ---------                ---------              ---------
 Cost of sales:
    Product sales  . . . . . . . . . . . . .            13,677             22,482                   39,276                 53,389
    Services and support   . . . . . . . . .             2,319              3,996                    6,518                 11,126
                                                     ---------          ---------                ---------              ---------
                                                        15,996             26,478                   45,794                 64,515
                                                     ---------          ---------                ---------              ---------
 Gross profit  . . . . . . . . . . . . . . .             2,518              4,101                    7,589                  9,605
                                                     ---------          ---------                ---------              ---------

 Operating expenses:
    Selling expenses   . . . . . . . . . . .             1,084              1,919                    3,343                  4,681
    General and administrative expenses  . .               379                598                    1,269                  1,576
                                                     ---------          ---------                ---------              ---------
                                                         1,463              2,517                    4,612                  6,257
                                                     ---------          ---------                ---------              ---------

 Operating income  . . . . . . . . . . . . .             1,055              1,584                    2,977                  3,348
                                                     ---------          ---------                ---------              ---------

 Other income (expense):
    Interest income  . . . . . . . . . . . .                15                 74                       42                    194
    Interest expense   . . . . . . . . . . .               (31)               (15)                    (116)                   (70)
                                                     ---------          ---------                ---------              ---------
                                                           (16)                59                      (74)                   124
                                                     ---------          ---------                ---------              ---------
 Income before income taxes  . . . . . . . .             1,039              1,643                    2,903                  3,472
 Provision for income taxes  . . . . . . . .                31                674                       87                    994
                                                     ---------          ---------                ---------              ---------
 Net income  . . . . . . . . . . . . . . . .            $1,008               $969                   $2,816              $   2,478
                                                     =========          =========                =========              =========

 Pro forma data:
    Income before income taxes   . . . . . .            $1,039             $1,643                   $2,903                 $3,472
    Provision for income taxes   . . . . . .               419                674                    1,171                  1,415
                                                     ---------          ---------                ---------              ---------
    Net income   . . . . . . . . . . . . . .              $620               $969                   $1,732                 $2,057
                                                     =========          =========                =========              =========
    Net income per share   . . . . . . . . .             $0.15              $0.19                    $0.43                  $0.43
                                                     =========          =========                =========              =========
    Weighted average number
    of common shares and
    common shares equivalent  . . . . . .  .             3,988              5,100                    3,988                  4,739
                                                     =========          =========                =========              =========





                See accompanying notes to financial statements.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               ADDITIONAL
                                                                 COMMON          PAID-IN         RETAINED
                                                                  STOCK          CAPITAL         EARNINGS         TOTAL
                                                                 -------       ----------        --------        --------
 Balance at January 1, 1996  . . . . . . . . . . . . .             $34             $156           $6,384         $ 6,574
 Net proceeds from issuance of
     1,700,000 shares of Common Stock  . . . . . . . .              17           15,722               --          15,739
 Payment of dividends  . . . . . . . . . . . . . . . .              --               --           (1,147)         (1,147)
 Distribution of S Corporation earnings  . . . . . . .              --               --           (6,155)         (6,155)
 Net income  . . . . . . . . . . . . . . . . . . . . .              --               --            2,478           2,478
                                                                   ---          -------           ------         -------
 Balance at September 30, 1996 . . . . . . . . . . . .             $51          $15,878           $1,560         $17,489
                                                                   ===          =======           ======         =======










                See accompanying notes to financial statements.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                  -----------------------
                                                                                  1995               1996
                                                                                  ----               ----
 Cash flows from operating activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,816            $2,478
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization  . . . . . . . . . . . . . . . . .              125               383
      Increase (decrease) from changes in:
        Accounts receivable, net . . . . . . . . . . . . . . . . . . .             (453)           (8,634)
        Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .              930            (2,333)
        Prepaid expenses and other current assets  . . . . . . . . . .             (131)             (802)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . .               11               391
        Accounts payable and accrued expenses  . . . . . . . . . . . .             (217)            6,441
                                                                            -----------       -----------
      Net cash provided by (used in) operating activities  . . . . . .            3,081            (2,076)
                                                                            -----------       -----------
 Cash flows from investing activities:
   Property and equipment expenditures   . . . . . . . . . . . . . . .             (462)           (1,412)
   Receipt of loan repayments - shareholder  . . . . . . . . . . . . .              120               413
   Purchase of assets - Lior   . . . . . . . . . . . . . . . . . . . .               --              (971)
                                                                            -----------       -----------

      Net cash used in investing activities  . . . . . . . . . . . . .             (342)           (1,970)
                                                                            -----------       -----------
 Cash flows from financing activities:
   Net proceeds from issuance of common stock  . . . . . . . . . . . .               --            15,739
   Repayment of long-term debt   . . . . . . . . . . . . . . . . . . .             (213)             (736)
   Repayment of capital lease obligations  . . . . . . . . . . . . . .              (39)              (60)
   Net payments of notes payable-bank  . . . . . . . . . . . . . . . .             (488)               --
   Repayment of loan payable - shareholder   . . . . . . . . . . . . .             (719)               --
   Payment of dividends  . . . . . . . . . . . . . . . . . . . . . . .           (1,030)           (1,147)
   Distribution of S Corporation earnings  . . . . . . . . . . . . . .               --            (6,155)
   Cost of anticipated common stock offering   . . . . . . . . . . . .             (103)               --
                                                                            -----------       -----------

      Net cash (used in) provided by financing activities  . . . . . .           (2,592)            7,641
                                                                            -----------       -----------
 Net increase in cash and cash equivalents . . . . . . . . . . . . . .              147             3,595

 Cash and cash equivalents, beginning of period  . . . . . . . . . . .               63             1,223
                                                                            -----------       -----------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . .             $210            $4,818
                                                                            ===========       ===========





                See accompanying notes to financial statements.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Note 1 -- Basis of Presentation:

         The information presented for September 30, 1995 and 1996, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1996 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1995 and 1996. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 33-97922), as declared effective by the Securities and Exchange Commission on March 20, 1996.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

         Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications are not material.

Note 2 -- Income Taxes:

         Prior to its initial public offering of Common Stock, the Company had elected to be treated as a Subchapter S Corporation for income tax purposes. The Subchapter S status was terminated effective March 19, 1996. Accordingly, net deferred tax assets have been recorded on the September 30, 1996 balance sheet with a corresponding tax benefit for the nine-month period ended September 30, 1996.

        For informational purposes, the accompanying consolidated statements of income include a pro forma adjustment for income taxes which would have been recorded if the Company had not been an S corporation, based on the tax laws in effect during the respective periods.

Note 3 -- Pro Forma Net Income Per Share:

         Pro forma net income per share is computed using the weighted average number of common shares and common shares equivalent outstanding during the periods. Common shares equivalent consists of the Company's common shares issuable upon the exercise of stock options. The weighted average number of common shares and common shares equivalent outstanding have been adjusted for the number of shares that the Company would need to issue to fund the S Corporation Distribution to its then current shareholders less the outstanding loan to a then current shareholder.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Note 4 -- Initial Public Offering:

         On March 26, 1996, the Company consummated an initial public offering of 2,100,000 shares of its Common Stock at a price of $10.50 per share, of which 1,600,000 shares were issued and sold by the Company and 500,000 shares were sold by a selling shareholder of the Company. The Company did not receive any proceeds from the sale of shares sold by the selling shareholder. On April 19, 1996, the underwriters of the Company's initial public offering notified the Company of their intent to exercise, in part, their over-allotment option to purchase shares of the Company's Common Stock. As a result, the Company issued and sold an additional 100,000 shares of its Common Stock at the initial public offering price of $10.50 per share. The option lapsed as to its unexercised portion. The aggregate net proceeds to the Company, after expenses and underwriting discounts and commissions, were approximately $15,739.

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

         In connection with certain litigation arising from the alleged wrongful conduct of two former employees of the Company, Stan Gang, the Company's President, Chief Executive Officer and principal shareholder, paid the Company $675 to indemnify the Company for any and all losses which the Company may sustain relating to such litigation, and such amount is included in accounts payable and accrued expenses on the September 30, 1996 balance sheet. Mr. Gang has agreed to indemnify the Company for an additional $325 in connection therewith. The Company shall reimburse Mr. Gang in the event and to the extent that the Company, as plaintiff in such litigation, is awarded and collects damages from the defendants in such litigation, receives sums as a result of a settlement between the Company and such defendants, or receives proceeds under an insurance policy.

         If losses are sustained by the Company as a result of such litigation, amounts under the indemnification agreement will be released from accrued expenses and recorded as capital contributions. Although Mr. Gang has indemnified the Company with respect to damages up to $1,000, any unrecorded losses sustained by the Company, including the Company's inability to recover certain net assets related to this matter, will nonetheless result in charges to the Company's results of operations. Amounts indemnified by Mr. Gang will be recorded as a contribution of capital to the Company.



         For information relating to the transaction between Mr. Gang and the Company with respect to the acquisition of certain assets of Lior, Inc., see
Note 6 -- Acquisition.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





Note 6 --Acquisition and Related Pro Forma Financial Information:

         On July 24, 1996, the Company consummated the acquisition of certain assets of Lior, Inc. ("Lior"), a MicroAge affiliate located in Paramus, New Jersey. The Company purchased the entire customer list and outstanding purchase orders of Lior for an aggregate purchase price of up to $1,000, of which $900 was paid at closing and $100 may be due in January 1997 if certain former Lior salespersons remain employed by the Company through such date. The Company funded the purchase price from proceeds raised in its initial public offering. In determining the purchase price, the Company considered, among other factors, the past and projected revenues generated from such customers and the value of the acquired purchase orders. The Company did not assume any liabilities of Lior, other than the obligations to perform under the acquired purchase orders and certain service contracts. The Company acquired such assets from Stan Gang, the Company's President and Chief Executive Officer, who had purchased such assets for the same consideration from Lior on July 18, 1996 pending approval of the transaction by the Company's Board of Directors. In connection with such transaction, effective July 1, 1996, 26 former employees of Lior, including 7 sales persons and 8 technical personnel, joined the Company.

        The following pro forma statements of income for the nine-month periods ended September 30, 1995 and 1996 are based on the historical financial state-ments of the Company and Lior, adjusted to give effect to the acquisition of certain assets of Lior by the Company, and assume that the acquisition occurred as of the first day of the applicable period.

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                         1995                  1996
                                                                         ----                  ----
 Net sales . . . . . . . . . . . . . . . . . . . . . . . .               $71,590              $88,826
 Cost of sales . . . . . . . . . . . . . . . . . . . . . .                62,338               77,747
                                                                       ---------            ---------
 Gross profit  . . . . . . . . . . . . . . . . . . . . . .                 9,252               11,079
 Operating expenses  . . . . . . . . . . . . . . . . . . .                 6,274                7,714
                                                                       ---------            ---------
 Operating income  . . . . . . . . . . . . . . . . . . . .                 2,978                3,365
 Other income (expense), net . . . . . . . . . . . . . . .                  (392)                (136)
                                                                       ---------            ---------
 Income before
   pro forma income taxes  . . . . . . . . . . . . . . . .                 2,586                3,229
 Pro forma provision
   for income taxes  . . . . . . . . . . . . . . . . . . .                 1,044                1,316
                                                                       ---------            ---------
 Pro forma net income  . . . . . . . . . . . . . . . . . .                $1,542               $1,913
                                                                       =========            =========
 Pro forma net income per share  . . . . . . . . . . . . .                 $0.39                $0.40
                                                                       =========            =========
 Weighted average number of common
   shares and common shares equivalent (in thousands)   . . . . . . . . .  3,988                4,739
                                                                       =========            =========

         The pro forma financial information does not purport to present what the Company's results of operations would actually have been if the acquisition of the Lior assets had occurred on the assumed date, as specified above, or to project the Company's results of operations for any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

The Company was formed in 1984 as a reseller of computer hardware and software products, and to date most of its revenues have been derived from product sales. The Company has entered into distribution agreements with MicroAge Computer Centers, Inc. ("MicroAge") and Ingram Alliance Reseller Company ("Ingram"), two of the nation's largest aggregators, to acquire most of its products for resale. The distribution agreements with MicroAge and Ingram give the Company access to products on an as-needed basis (thereby reducing the Company's need to carry large inventories), electronic ordering capability, product configuration and testing, warehousing and delivery. The Company also has partnered with many industry-leading vendors of information technology equipment, including Cisco, Compaq, Hewlett-Packard, IBM, Lotus, Microsoft and Novell, to resell such products and provide enhanced service offerings.

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

         The Company's primary strategy is to combine the technical expertise of its service personnel with the strong product procurement and marketing capabilities of its reseller business to provide comprehensive information technology solutions to new and existing clients. The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' computer product requirements and its long-term relationships with large clients, positions the Company to grow the services component of its business, while further strengthening its product sales. The Company believes that its ability to be a single-source provider of information technology products and services and support enables it to earn margins higher than it would earn if it sold products only. In general, the Company anticipates that an increasing percentage of its gross profit in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that product sales will continue to generate a significantly larger percentage of the Company's gross profit, particularly due to the Company's recent acquisition of the Lior customer list. See Note 6 to Notes to Financial Statements. Many of such customers historically had purchased primarily computer products from Lior. The Company believes that it may be able to leverage the product sales component of the Lior business to increase sales of services and support to such customers, although no assurance can be given with respect thereto. See Item 5 -- "Other Information."

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. In particular, the Company has disclosed certain information regarding the mix of its product and service revenue in the future. The primary factors which would impact such shift to an increased percentage of services revenue include the Company's ability to increasingly provide services to its existing customers that primarily purchase computer products from the Company while also expanding the services provided to new customers. In addition, the Company must be able to hire, train and retain qualified managerial, technical and sales personnel with services experience in a very competitive environment for such personnel.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996



         Revenue. Total revenue increased by 65.2%, or $12,065,000, from $18,514,000 in the third quarter of 1995 to $30,579,000 in the third quarter of 1996. Product sales revenue increased by 63.9%, or $9,931,000, from $15,535,000 in the third quarter of 1995 to $25,466,000 in the third quarter of 1996. The increase is primarily attributed to increased demand from the Company's established customer base and new product business resulting from the Company's acquisition of certain assets of Lior in July 1996. Service and support revenue increased by 71.6%, or $2,134,000, from $2,979,000 in the third quarter of 1995 to $5,113,000 in the third quarter of 1996. This increase is attributable primarily to increased demand for the Company's services and support, including increased demand for the Company's systems engineering, customer engineering, education and cabling services. During such period, certain customers which previously had purchased only products from the Company also engaged the Company for services and support. In the third quarter of 1996, sales to Nabisco Foods Group, the Company's largest customer, accounted for more than 10% of the Company's total revenue. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support functions at existing levels.

         Gross profit. The Company's cost of sales includes primarily, in the case of product sales revenue, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related employee benefits and payroll taxes. The Company's gross profit increased by 62.9%, or $1,583,000, from $2,518,000 in the third quarter of 1995 to
$4,101,000 in the third quarter of 1996. Gross profit margin decreased slightly from 13.6% of total revenue in the third quarter of 1995 to 13.4% of total revenue in the corresponding 1996 quarter. Such decrease was due to a decline in gross profit margin attributable to product sales coupled with a decline in gross profit margin attributable to services and support revenue. Gross profit margin attributable to product sales decreased from 12.0% in the third quarter of 1995 to 11.7% in the third quarter of 1996. Although gross profit margin attributable to product sales was relatively flat for this quarter, the Company, like many computer product vendors, continues to experience downward pricing pressure on product sales which often results in margin deterioration on such sales. Gross profit margin attributable to services and support revenue decreased slightly from 22.2% of services and support revenue in the third quarter of 1995 to 21.8% in the third quarter of 1996.

Selling expenses. Selling expenses consist primarily of personnel costs, including sales commissions earned by Company personnel involved in the sales and marketing of computer products and professional services. These personnel include direct sales, sales support and marketing personnel. Selling expenses also include costs of advertising and promotion. Selling expenses increased by 77.0%, or $835,000, from $1,084,000 in the third quarter of 1995 to $1,919,000 in the third quarter of 1996, and increased from 5.9% of total revenue in the third quarter of 1995 to 6.3% of total revenue in the third quarter of 1996. The increase in selling expenses in absolute dollars was attributable primarily to increased salesperson commissions and other support costs, the increase in sales and marketing efforts associated with its services and support offerings and to costs incurred and associated with the Company's expansion into the Philadelphia market. The increase as a percentage of revenue was due primarily to the expenses incurred in connection with the increased sales and marketing efforts and expansion into the Philadelphia market.

         General and administrative expenses. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased by 57.8%, or $219,000, from $379,000 in the third quarter of 1995 to $598,000 in the third quarter of 1996, but remained constant at 2.0% of total revenue, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in personnel expenses, professional fees and corporate insurance premiums.

         Income taxes. Prior to March 19, 1996, the Company was treated as an S Corporation for income tax purposes. Therefore, for all of the third quarter of 1995, the Company was exempt from Federal income taxes and certain state income taxes. As a result, the Company's effective income tax rates were 3.0% in the third quarter of 1995 and 41.0% in the third quarter of 1996. For informational purposes, based upon the tax laws in effect during 1995, pro forma income taxes have been disclosed for income taxes which would have been recorded if the Company had not been an S Corporation in the third quarter of 1995.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1996

         Revenue. Total revenue increased by 38.8%, or $20,737,000, from $53,383,000 in the first nine months of 1995 to $74,120,000 in the first nine months of 1996. Product sales revenue increased by 33.5%, or $15,136,000, from $45,198,000 in the first nine months of 1995 to $60,334,000 in the first nine months of 1996. The increase is primarily attributed to increased demand from the Company's established customer base and, to a lesser extent, new product business resulting from the Company's acquisition of certain assets of Lior in July 1996. Service and support revenue increased by 68.4%, or $5,601,000, from $8,185,000 in the first nine months of 1995 to $13,786,000 in the corresponding period of 1996. This increase is attributable primarily to increased demand for the Company's services and support, including increased demand for the Company's systems engineering, customer engineering, education and cabling services. During such period, certain customers which previously had purchased only products from the Company also engaged the Company for services and support. In the 1996 period, sales to Nabisco Foods Group, the Company's largest customer, accounted for more than 10% of the Company's total revenue. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support functions at existing levels.

         Gross profit. The Company's cost of sales includes primarily, in the case of product sales revenue, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related employee benefits and payroll taxes. The Company's gross profit increased by 26.6%, or $2,016,000, from $7,589,000 in the first nine months of 1995 to
$9,605,000 in the corresponding 1996 period. Gross profit margin decreased, however, from 14.2% of total revenue in the 1995 period to 13.0% in the nine months ended September 30, 1996. Such decrease was due to a decline in gross profit margin attributable to product sales coupled with a decline in gross profit margin attributable to services and support revenue. Gross profit margin attributable to product sales decreased from 13.1% in the first nine months of 1995 to 11.5% in the corresponding 1996 period. Although pricing on computer products often fluctuates from quarter to quarter, the decrease in such gross profit margin during the 1996 period was attributed primarily to continued downward pricing pressure on sales of computer products, which typically results in margin deterioration on such sales. Gross profit margin attributable to services and support revenue decreased from 20.4% of services and support revenue in the first nine months of 1995 to 19.3% in the first nine months of 1996. The decrease in such gross profit margin was attributable primarily to the fact that services and support revenue increased at a slower rate than related costs, as the Company accelerated hiring and training of technical professionals and experienced lower utilization and incurred higher expenses related to its learning centers during the second quarter of 1996.

         Selling expenses. Selling expenses consist primarily of personnel costs, including sales commissions earned by Company personnel involved in the sales and marketing of computer products and professional services. These personnel include direct sales, sales support and marketing personnel. Selling expenses also include costs of advertising and promotion. Selling expenses increased by 40.0%, or $1,338,000, from $3,343,000 in the first nine months of 1995 to $4,681,000 in the corresponding 1996 period, but remained constant at 6.3% of total revenue in the first nine months of 1995 and 1996. The increase in selling expenses in absolute dollars was attributable primarily to increased salesperson commissions and other support costs, the increase in sales and marketing efforts associated with its services and support offerings and to costs incurred and associated with the Company's expansion into the Philadelphia market.

         General and administrative expenses. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive and finance personnel. General and administrative expenses increased by 24.2%, or $307,000, from $1,269,000 in the first nine months of 1995 to $1,576,000 in the corresponding 1996 period, but decreased from 2.4% to 2.1% of total revenue, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in personnel expenses, professional fees and corporate insurance premiums. The decrease as a percentage of revenue is due to the substantial increase in revenue.

         Income taxes. Prior to March 19, 1996, the Company was treated as an S Corporation for income tax purposes. Therefore, for all of the 1995 period, the Company was exempt from Federal income taxes and certain state income taxes. In addition, the Company received a $210,000 benefit for income taxes in the first quarter of 1996 to reflect the recording of net deferred tax assets as of March 31, 1996 which resulted from the Company's termination of its S Corporation status. As a result, the Company's effective income tax rates were 3.0% in the first nine months of 1995 and 28.6% in the first nine months of 1996. For informational purposes, based upon the tax laws in effect prior to the Company's termination of S Corporation status, pro forma income taxes have been disclosed for income taxes which would have been recorded if the Company had not been an S Corporation during such period.

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

         Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, such cash has been augmented with funds from borrowings under the Company's revolving credit facility. Net cash used in operations was $2,076,000 for the first nine months of 1996 and consisted primarily of an increase in accounts receivable of $8,634,000, an increase in inventories of $2,333,000 and an increase in prepaid expenses and other current assets of $802,000. The increase in accounts receivable is attributable primarily to higher sales. The aging of the Company's accounts receivable remained relatively constant when compared to the accounts receivable aging at December 31, 1995. The increase in inventories is primarily attributable to the purchase of computer equipment subject to firm purchase orders. Such equipment is configured by the Company and then shipped to customers. The increase in prepaid expenses and other current assets is primarily attributable to an increase in amounts due from vendors. These increases were partially offset by a $6,441,000 increase in accounts payable and accrued expenses and net income of $2,478,000.

         The Company's working capital was $14,075,000 at September 30, 1996 compared to $5,033,000 at December 31, 1995.

         Net cash used in investing activities in the first nine months of 1996 was $1,970,000, consisting of $1,412,000 of expenditures for property and equipment and $971,000 in payment of the purchase price of the assets acquired from Lior and related transaction costs, which expenditures were partially offset by the receipt of a $413,000 loan repayment from a current shareholder. Capital expenditures consisted primarily of purchases of computer equipment utilized in-house and for the continued development of the Company's Technical Support Center. Although the Company currently has no material commitments for capital expenditures outstanding, the Company anticipates further capital expenditures for the continued development of its Technical Support Center, the continued upgrading of its internal computer systems and for further expansion of its Learning Centers.

         Net cash provided by financing activities in the first nine months of 1996 was $7,641,000, which consisted of the net proceeds from the issuance of Common Stock of $15,739,000, partially offset by a $6,155,000 distribution of previously undistributed S Corporation earnings, payments of dividends of $1,147,000, repayment of long-term debt of $736,000 and payment of capital lease obligations of $60,000.

         The Company has entered into a master lease agreement with First Fidelity Leasing Group, Inc., under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At September 30, 1996, capital lease obligations outstanding under these equipment leases, which expire in 1998, aggregated $170,000.

         The Company has a revolving credit facility with First Union National Bank (formerly First Fidelity Bank, N.A.) pursuant to which it may borrow up to a maximum of $7,000,000 at the bank's prime rate less 0.25% or at LIBOR plus 1.5%, increasing to $9,000,000 during the period from October 1 through March 31 of each calendar year at the bank's prime rate plus 1.0%. Obligations under such credit facility are payable within 90 days following notice of termination by the bank, or expiration of such facility on May 30, 1997, whichever is earlier, and are collateralized by substantially all the assets of the Company. There were no outstanding borrowings under the revolving credit facility as of September 30, 1996. The credit facility contains, among other provisions, covenants relating to the Company's payment of cash dividends.

         The Company purchases certain inventory and equipment through financing arrangements with Deutsche Financial Services, IBM Credit Corporation and Finova Capital

Corporation and expects to continue these relationships. At September 30, 1996, there were outstanding balances of $5,494,000, $3,630,000 and $30,000, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Deutsche Financial Services and IBM Credit Corporation have entered into an intercreditor agreement with respect to their relative interests.

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

                           PART II.OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         ASSET ACQUISITION.

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

         NEW SUBSIDIARY.

         On August 28, 1996, the Company incorporated NETtemps, Inc., a New Jersey corporation ("NETtemps"), a wholly-owned subsidiary of the Company. NETtemps specializes in the recruitment and placement of technical professionals for temporary consulting assignments and permanent positions.

         CHIEF OPERATING OFFICER.

         On October 14, 1996, the Company hired Sophien Bennaceur, former Chief Information Officer of SAP America, Inc., to be its Executive Vice President and Chief Operating Officer. The Company entered into a one-year employment agreement with Mr. Bennaceur with an annual salary of $200,000. Such agreement is terminable at will by either party.

         PHILADELPHIA AREA BRANCH OFFICE LEASE.

         In October 1996, the Company entered into a lease for approximately 5,400 square feet of office space in King of Prussia, Pennsylvania which will serve as the Company's Philadelphia branch office for its management and sales personnel and a new learning center. Such lease is for a five-year term and commences January 1, 1997 or upon substantial completion of the premises. Minimum rent payments over the term of the lease are approximately $370,000 in the aggregate plus related overhead expenditures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits.



                 10.1 Modification Agreement dated as of May 31, 1996 of Loan and Security Agreement dated August 5, 1987 by and between the Company and First Union National Bank (formerly First Fidelity Bank), as amended and modified from time to time.

                 10.2 Employment Agreement dated October 14, 1996 between the Company and Sophien Bennaceur.

                 10.3 Indemnification Agreement dated October 14, 1996 between the Company and Sophien Bennaceur.

                 11       Statement re: Computation of Per Share Earnings.

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K.



         During the quarter ended September 30, 1996, the Company filed, on August 5, 1996, a Current Report on Form 8-K ("Form 8-K") with the Securities and Exchange Commission relating to the Company's acquisition of certain assets of Lior, Inc. ("Lior"). See Item 5. Other Information.



         Subsequent to the end of the quarter, on October 7, 1996, the Company filed an amendment to such Form 8-K, providing audited financial statements of Lior and pro forma financial information relating to the foregoing acquisition.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             AlphaNet Solutions, Inc.





DATE:  November 13, 1996                      By: /s/ Stan Gang
                                                 ------------------------------
                                                 Stan Gang,
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive
                                                 Officer)





DATE:  November 13, 1996                      By:/s/ Gary S. Finkel
                                                 ------------------------------
                                                 Gary S. Finkel,
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)