Form 10-K
period 1996-12-31
ALPHANET SOLUTIONS INC
filed 1997-03-27
CIK 1002132

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-27042

                           ALPHANET SOLUTIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW JERSEY                             22-2554535
                                         (I.R.S. EMPLOYERIDENTIFICATION NO.)
     (STATE OR OTHER JURISDICTION
   OFINCORPORATION OR ORGANIZATION)

              7 RIDGEDALE AVENUE, CEDAR KNOLLS, NEW JERSEY 07927
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (201) 267-0088
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 NONE
 ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes:     X     No:

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $33,129,525 at February 28, 1997 based on the last sales price on that date.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997:

         CLASS                                                  NUMBER OF SHARES
         -----                                                  ----------------
   Common Stock, $.01 par value................................    5,102,900

  The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

              ITEM                                                        PAGE
              ----                                                        ----
 PART I    1. Business..................................................    1
           2. Properties................................................   10
           3. Legal Proceedings.........................................   10
           4. Submission of Matters to a Vote of Security Holders.......   10
 PART II   5. Market for the Company's Common Equity and Related
               Shareholder Matters......................................   11
           6. Selected Financial Data...................................   12
           7. Management's Discussion and Analysis of Results of
               Operations and Financial Condition.......................   13
           8. Financial Statements and Supplementary Data...............   21
           9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................   21
 PART III 10. Directors and Executive Officers of the Company...........   22
          11. Executive Compensation....................................   22
          12. Security Ownership of Certain Beneficial Owners and
               Management...............................................   22
          13. Certain Relationships and Related Transactions............   22
 PART IV  14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.................................................   23


 EXHIBIT INDEX...........................................................  24
 FINANCIAL DATA AND SCHEDULES............................................ F-1
 SIGNATURES..............................................................

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  AlphaNet Solutions, Inc. (the "Company") is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company is authorized by many industry-leading manufacturers of IT products, including Cisco Systems, Compaq, Hewlett-Packard, IBM, Lucent Technologies, Microsoft, NEC and Novell, to resell their products and provide related services. Such products include workstations, servers, microcomputers, networking and communications equipment and applications software. Through its established vendor alliances with MicroAge Computer Centers, Inc. ("MicroAge") and Ingram Micro, Inc. ("Ingram"), major aggregators of computer hardware and software, the Company provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. Additionally, since 1990, the Company has been developing related IT services and currently offers network consulting, workstation support, education, communications installation and IT staffing services. The Company's major customers include Nabisco, BASF Corporation, KPMG Peat Marwick, Summit Bank, Mercedes-Benz of North America, Matsushita, PSE&G, Polo-Ralph Lauren, Lucent Technologies, AT&T, Fuji Film, Innovex, CS First Boston, Johnson & Johnson, and Schindler Elevator.

  The Company, a New Jersey corporation, was incorporated in 1984 under the name AlphaTronics Associates, Inc. The address of the Company's principal executive offices is 7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927, and its telephone number is (201) 267-0088.

  "AlphaNet Solutions" and the Company's logo are trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

  Certain statements included in this Annual Report on Form 10-K, including without limitation, statements regarding the anticipated growth in the IT products and services markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth in the services and support component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's clients, the Company's objective to grow through strategic acquisitions and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal MIS infrastructure; (v) the Company's ability to develop, market, provide, and achieve market acceptance of, new service offerings to new and existing clients; (vi) the Company's ability to attract, hire, train and retain qualified technical personnel in an increasingly competitive market; (vii) the Company's substantial reliance on a concentrated number of key customers;
(viii) uncertainties relating to potential acquisitions, if any, made by the

Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (x) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; and (xi) the Company's reliance on the continued services of key executive officers and salespersons. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

INDUSTRY BACKGROUND

  Many organizations have become increasingly dependent on the use of IT as a competitive tool in today's business environment. The need to access and distribute data on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures, which connect numerous and geographically dispersed end users via local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software and communications tools, as well as the significant improvement in the performance, capacity and utility of such network-based equipment and applications.

  The acquisition, development and implementation of computer networks has, however, become increasingly complex for large organizations due to rapid and continual change in IT. Organizations must determine: (i) the type of PC platform, computer peripherals, and software applications to purchase among a vast array of product offerings; (ii) the optimal design of the network, allowing for both the integration of new systems and the upgrade of and migration from existing systems; and (iii) the level of ongoing support required by the network and end users. As organizations rely more heavily on IT as a key component of their operations and as end users demand the latest technologies, MIS departments must continually adapt to rapid change and the increasing complexity of designing, implementing and maintaining networks and related applications.

  As a result of the rapid changes in the IT products market and the risks associated with large capital expenditures, organizations increasingly rely on companies which offer and have knowledge of a wide variety of networking products and the ability to perform related technical services in a cost-effective manner. Additionally, many businesses increasingly are electing to outsource some or all of the management and support of their networks. The Company believes that the trend to outsourcing of IT management functions is driven by the significant costs associated with maintaining a full-service internal MIS staff. Such organizations increasingly require MIS personnel with diverse technology skill sets in order to effectively adapt to such constant change. As a result, the costs of hiring, maintaining and continually educating a MIS department have grown significantly as demand for qualified personnel has intensified. These factors have motivated organizations to focus their resources on their core businesses and seek the expertise of independent providers of IT products and services.

  The Company believes that by working with a single-source provider of IT products, services and support, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs. Those companies which provide a broad range of product and service offerings, including network consulting, workstation support, education, communications installation and IT staffing services, as well as the ability to work as integral members of their clients' internal MIS teams, should be well positioned to capitalize on the anticipated growth of the IT products and services industry.

PRODUCTS

  The Company is a reseller of IT products of leading hardware manufacturers and software developers. In 1996, 83.2% of the Company's net sales and 60.9% of its gross profit was generated from product sales. Such products include workstations, servers, microcomputers, networking and communications equipment and applications software. Through its established vendor alliances with MicroAge and Ingram, major aggregators of computer hardware and software, the Company provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. The Company resells products of numerous industry-leading manufacturers of computer hardware, software and networking equipment. Such manufacturers include:

     3Com               DEC                     Intel                       Novell
     APC                Dell                    Kingston                    Okidata
     Apple              Epson                   Lexmark                     SMC
     AST                FORE Systems            Lotus                       Tecmar
     Bay Networks       Hayes                   Lucent Technologies         Tektronix
     Cisco Systems      Hewlett-Packard         Microsoft                   Toshiba
     Compaq             IBM                     NEC                         Xircom

  The Company obtains products from such manufacturers primarily through its relationships with MicroAge and Ingram. The Company's relationships with MicroAge and Ingram allow it to minimize inventory risk by ordering products primarily on an as-needed basis. The Company believes that in most instances, the cost-plus purchases from MicroAge and Ingram are at prices lower than those which could be obtained independently from the various manufacturers and other vendors. The Company utilizes electronic ordering and pricing systems that provide real-time status checks on the aggregators' extensive inventories. The Company maintains electronic data interchange links to other suppliers, thereby enabling the Company's sales team to schedule shipments accurately, arrange for product configuration services and provide electronically generated client price lists.

  In addition, product configuration and testing performed by MicroAge and Ingram allow the Company to customize orders to the business needs of customers, thereby ensuring quality control by minimizing the possibility of delivering defective or improperly configured equipment. This is accomplished by their ability to provide uniform and consistent configuration and loading of network and system applications.

SERVICES

  The Company's services and support consist of network consulting, workstation support, education, communications installation and IT staffing services. In 1996, such services accounted for 16.8% of the Company's net sales and 39.1% of its gross profit.

 Network Consulting Services

  The Company's Network Consultants provide clients with a wide array of IT and network consulting, integration and support services, including network design, implementation, installation and remote help desk services. The Company's Network Consultants also provide technical staffing and project management services, including LAN/WAN performance analyses and system migration and upgrade services. The Company's consulting group also provides new technology feasibility and impact analyses, end-user group needs analyses and formulates disaster recovery plans for its customers. The Company provides its network consulting services 24 hours a day, seven days a week, on an as-needed basis.

  The Company's Network Consultants provide advanced network services and support, utilizing products of many industry-leading manufacturers including 3Com, Bay Networks, Cisco Systems, Compaq, FORE Systems, Hewlett-Packard, IBM, Microsoft and Novell. The Company's Network Consultants have knowledge and experience in such LAN/WAN platforms as Microsoft Windows NT, Novell NetWare, UNIX and IBM OS/2. Such personnel support both long- and short-term engagements at client locations. As of December 31, 1996, most of the Company's Network Consultants were on-site at various customer locations. The Company believes that as many large and mid-sized corporations continue to outsource many of their MIS requirements, there is an opportunity to expand the services it provides to companies in its target markets.

  The Company's Network Consultants have recently started to provide remote help desk and Internet/Intranet support services and are continuing to develop the Company's remote network management capabilities. The

Company's remote help desk capabilities are fully operational and provide advanced technical support and comprehensive software application support. To date, two customers are fully integrated with the Company's remote help desk. Since the end of 1996, the Company also has offered Internet/Intranet support services which include secure access, hosting and publishing services. The Company's net sales generated from remote help desk and Internet/Intranet services to date have not been significant. The Company's remote network management service capability continues to be under development and is currently in beta testing with one client. Such development has been slowed due to the Company's decision, in 1996, to allocate Network Consultants to billable client projects in order to meet increased demand for the Company's network consulting services rather than to internal remote network management development efforts. Upon successful completion, the remote network management service will enable the Company's Network Consultants to monitor and administer clients' LAN/WAN systems remotely from the Company's headquarters by means of dedicated communications links. The Company will be able to monitor many components of a client's network, including file servers, routers, database servers, concentrators, workstations, and printers and promptly notify clients of problems as they occur, remedy such problems and minimize or prevent the down-time of a networked system. No assurance can be given that such project will be completed within the Company's budget or, if completed, that it will meet client expectations or achieve market acceptance.

 Workstation Support Services

  The Company's Workstation Analysts provide clients with a wide array of IT services for end users, including hardware and software installations, system upgrades and enhancements, maintenance, equipment management and applications help desk services. Several of the Company's largest customers require the Company's Workstation Analysts to be on-site at their facilities on a fully dedicated basis. As of December 31, 1996, most of the Company's Workstation Analysts were on-site at customer locations. Other customers of the Company rely on the Company's ability to provide dispatched on-site services in response to customer requests for service. Such support is available 24 hours a day, seven days a week, depending on the needs of the Company's customers. The Company's Workstation Analysts also service and repair equipment at the Company's facility pursuant to its depot, or drop-off, service. The Company tracks service requests through its customer database which maintains current status reports and historical logs of customer communications. The Company's capabilities include call dispatching, tracking and escalation. The Company's Workstation Analysts also provide customized configuration of software and hardware for workstations and servers and perform deployment to customer sites.

  The Company's Workstation Analysts are authorized by many industry-leading manufacturers, including AST, Compaq, Dell, Hewlett-Packard, IBM, NEC and Toshiba, to perform both in- and out-of-warranty maintenance services. The Company offers a warranty upgrade program to provide faster response and repair times, additional hours of coverage, warranty extensions and warranty administration services for customers who desire broader service offerings than those of the manufacturer. Most of the Workstation Analysts employed by the Company are "A+ Certified." The A+ Certification Program is sponsored by the Microcomputer Industry Association and is recognized by leading manufacturers as the industry-wide standard of professional competency for Workstation Analysts. The Company's Workstation Analysts service and support a wide variety of IT products, including microcomputers, associated peripherals and application software.

 Education Services

  The Company operates four vendor authorized education facilities ("Learning Centers") which conduct technical education courses for clients, employees and the general public. The Company's Learning Centers offer authorized Microsoft, Novell and Lotus training classes on network operating systems, application software, groupware and the Internet. These Learning Centers are utilized by a variety of customers including network administrators, MIS executives, professional and administrative end users as well as the Company's own technical staff.

  The Company is a Microsoft Authorized Technical Education Center to provide advanced education programs for technical professionals on Windows NT and Windows 95. Novell has designated the Company as a Novell Authorized Education Center to offer training for NetWare, UnixWare and GroupWise engineers and administrators. In addition, the Company is certified as a Lotus Authorized Education Center to provide training for Lotus Notes administrators, developers and end users. In addition, each Learning Center is a Sylvan Prometric Authorized Testing Center which provides independent testing services required for many training courses that lead to various industry certifications.

  The Learning Centers provide ancillary benefits to the Company by reducing the cost to train its own Network Consultants and Workstation Analysts and providing the Company with highly trained individuals. The Company believes that its education services, coupled with its IT staffing services, provide it with a talented pool of available Network Consultants and Workstation Analysts.

 Communications Installation Services

  As part of its strategy to offer customers a single-source solution to their IT needs, the Company provides telecommunications and data system cabling services, often in conjunction with other services. Several of the Company's Communications Engineers are Berk-Tek, Hubbell or AT&T certified. The Company's Communications Engineers design and install cabling for LANs and telecommunication equipment, including voice mail and paging systems. They also provide maintenance and upgrade services for their clients' telecommunications systems. The Company frequently coordinates with the appropriate telephone service provider to provide for customers' service requirements.

 IT Staffing Services

  In late 1996, the Company began to provide recruiting and placement services for technical personnel for temporary assignments and permanent positions. At December 31, 1996, the Company had five, full-time dedicated recruiters. Although such placement services are available to the Company's customers, to date, these services have been performed primarily for the Company to fulfill its own technical personnel needs.

STRATEGY

  The Company's primary business objective is to become a leading single-source provider of high-quality IT products, services and support in its target markets. To this end, the Company intends to pursue the following strategies.

  Leverage Complementary Businesses. The Company intends to continue to combine the expertise of its technical personnel with its strong product procurement and marketing capabilities to provide comprehensive IT solutions to Fortune 1000 and other large and mid-sized companies. Since its inception, the Company has operated as an authorized reseller of IT equipment from leading manufacturers. The Company has established alliances with major aggregators of computer hardware and software so that it may provide its customers with competitive pricing, ready product availability and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. Additionally, since 1990, the Company has been developing related IT services and currently offers network consulting, workstation support, education, communications installation and IT staffing services. The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' hardware requirements, enables the Company to strengthen long-term relationships with its existing clients and affords cross-selling opportunities with new and existing clients.

  Broaden Service Offerings. The Company intends to broaden its IT service offerings in order to provide additional sales opportunities within its existing client base and to create sales opportunities with new clients. As part of this strategy, the Company began to offer new services to its clients in 1996, including IT staffing, remote help desk and Internet support services. All of such services remain in the early stage of marketing and client acceptance. In addition, the Company plans to offer new services in 1997, including remote network management. Upon successful completion, the remote network management service will enable the Company's Network Consultants to monitor and administer clients' LAN/WAN systems remotely from the Company's headquarters by means of dedicated communications links. The Company believes that its ability to provide a wide array of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

  Expand and Develop Strategic Relationships. As the Company broadens its service offerings, it plans to generate additional business opportunities by developing strategic relationships with larger systems integrators and consulting firms to deliver complete technology solutions to customers. The Company has developed relationships with IT product manufacturers, such as Cisco Systems, Compaq, Hewlett-Packard, IBM, Microsoft, NEC and Novell, in order to maintain the authorization to resell and service their products and which result in referrals and sales opportunities. As the Company expands the services component of its business, it will need to continue to develop strategic relationships with other service providers and software developers to enhance its sales efforts. The Company recently developed relationships with IBM Global Services (formerly ISSC) and Lucent Technologies and intends to develop similar relationships with other consulting and technology firms. The Company believes that these relationships create opportunities for the Company to provide products and services complementary to those of its strategic partners and, as a result, meet the needs of clients requiring extensive IT solutions.

  Pursue Strategic Acquisitions. The Company intends to pursue acquisitions of IT products and services businesses in order to expand the Company's service offerings, to add or enhance technical or sales personnel, or to provide desirable customer relationships. In particular, the Company intends to focus its acquisition strategy on candidates which have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies that could benefit from the Company's services, or a regional strength which would enable the Company to further penetrate its target markets. In July 1996, the Company consummated its acquisition of certain assets and the business of Lior, Inc., a New Jersey-based MicroAge affiliate ("Lior"), which resulted in a substantial increase in product sales and opportunities to provide services and support to Lior customers which previously purchased primarily computer products from Lior.

SALES AND MARKETING

  The Company currently focuses its sales and marketing efforts on major corporations in its target markets through its direct sales and marketing departments consisting of 90 people as of December 31, 1996. The Company believes that its direct sales and support personnel provide effective account penetration and management, enhanced communications and long-term relationships with its existing clients. To date, the Company has focused its sales and marketing efforts on Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. Given the concentration of major corporations in such region and the trend to outsourcing of IT services, the Company does not anticipate the need to expand the geographic scope of its sales and marketing efforts outside of its traditional sales area in the near future.

  The Company has concentrated its efforts over the past few years on increasing the size and quality of its direct sales force, expanding its sales support infrastructure and developing a marketing department dedicated to supporting the efforts of the Company's various business segments. The Company's direct sales force is comprised of 41 sales persons as of December 31, 1996. Each salesperson's compensation is commission based. Sales personnel derive sales leads from individual business contacts, from leads generated by the marketing department's efforts and from customer referrals from suppliers and vendors.

  The Company continues to support the growth of its network consulting and other services businesses through the hiring of additional sales personnel. The Company's sales and marketing focus continues to be technology-driven, with its Network Consultants and Workstation Analysts participating with its direct sales personnel as part of the Company's team approach to sales. The Company's sales personnel also participate in training programs designed by manufacturers to introduce their new and upgrade products as well as to provide industry information and sales technique instruction. The Company believes that it maintains a competitive advantage by continually educating its sales force on the latest technologies and through the increased role of high-level technical personnel in the sales process.

  The Company's marketing department is responsible for coordinating the various sales and technical personnel that may be required in soliciting a particular project. The Company's marketing efforts include the creation and production of Company brochures, direct mail programs, new business marketing strategies and sales presentation materials for prospects.

CUSTOMERS

  During 1996, the Company had approximately 800 customers which purchased products from the Company or utilized its technical services, including many Fortune 1000 corporations in a variety of industries. The Company's major customers include:

     Nabisco                          Matsushita            Fuji Film
     BASF Corporation                 PSE&G                 Innovex
     KPMG Peat Marwick                Polo-Ralph Lauren     CS First Boston
     Summit Bank                      Lucent Technologies   Johnson & Johnson
     Mercedes-Benz of North America   AT&T                  Schindler Elevator

  The Company added several new clients during 1996 through its own sales and marketing efforts and as a result of the Lior acquisition, including KPMG Peat Marwick, Matsushita, PSE&G, Innovex and CS First Boston. During each of the three years ended December 31, 1996, one customer, Nabisco, accounted for approximately 24%, 20% and 17% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 1996. Sales to the Company's top 10 customers totaled approximately 74%, 68% and 63% of net sales for the three years ended December 31, 1996, respectively.

  In general, there are no ongoing written commitments by customers to purchase products from the Company. All product sales by the Company are made on a purchase order basis. In addition, the Company normally ships products within 30 days of receiving an order and, therefore, does not customarily have a significant backlog. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels. Although the Company has service contracts with many of its customers to provide systems integration and other services, such service contracts generally are terminable upon relatively short notice. There can be no assurance that the Company's service customers will continue to enter into service contracts with the Company or that existing contracts will not be terminated.

SUPPLIERS

  The Company relies on manufacturers and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components sold and serviced by the Company. The Company primarily utilizes MicroAge and Ingram, leading aggregators, to procure the majority of its products for resale to its customers.

  The Company has purchased products on a cost-plus basis from MicroAge since the Company's inception in 1984. In July 1994, the Company renewed its agreement with MicroAge. Under such agreement, the Company is required to purchase a minimum of $100,000 of products from MicroAge per quarter. During 1994, 1995 and 1996, the Company purchased from MicroAge approximately 73%, 64% and 48%, respectively, of the products sold by the Company. Such purchases totaled approximately $39.8 million, $35.2 million and $46.3 million during such respective periods. The MicroAge agreement may be terminated by the Company with or without cause upon 90 days prior written notice and may be terminated by MicroAge under limited circumstances upon 90 days prior written notice. The Company also purchases computer products from Ingram on a cost-plus basis. The Company's relationship with Ingram was initiated by the Company in late 1994 to help ensure its clients of product availability and competitive pricing. The Company's purchases from Ingram accounted for approximately 9%, 17% and 35% of the Company's total product purchases in 1994, 1995 and 1996, respectively. The agreement with Ingram may be terminated with or without cause by either party upon 30 days prior written notice. The Company's agreements with MicroAge and Ingram provide for discounted pricing and rebates provided that the Company meets agreed-upon purchase level targets.

  In addition to its agreements with MicroAge and Ingram, the Company maintains standard authorized dealership agreements directly with many leading manufacturers of computer hardware and software. Under the terms of these agreements, the Company is authorized to resell to end users and provide warranty service on the products of such manufacturers. The Company's status as an authorized reseller is essential to the operation of the Company's business. In general, the agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. Many of such agreements are based upon the Company's continued relationships with authorized aggregators. The Company, however, generally does not purchase products directly from these manufacturers because the Company believes that MicroAge and Ingram provide it with several advantages, including competitive pricing, limited inventory risk, ready product availability, product quality assurance, access to the various vendors which may be required on a particular project, electronic product ordering, product configuration, testing and warehousing. The Company has not entered into any long-term contracts with its suppliers, electing to purchase computers, computer systems, components and parts on a purchase order basis. As a result, there can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company.

COMPETITION

  The markets for the Company's products and services are characterized by intense competition. The Company believes that the principal competitive factors in the market for IT products and services include price, customer service, breadth of product and service offerings, product availability, technical expertise, the availability of skilled technical personnel, adherence to industry standards, financial stability and reputation. The Company's competitors include established computer product manufacturers (some of which supply products to the Company), distributors, aggregators, computer resellers (many of which are able to purchase products at prices lower than the Company), systems integrators and IT service providers. Many of the Company's current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than those of the Company. As a result, the Company's competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than the Company to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in the Company's markets by forming strategic alliances with other competitors or customers of the Company, offer new or improved products and services to the Company's customers or increase their efforts to gain and retain market share through competitive pricing. As the market for IT products has matured, price competition has intensified and is likely to continue to intensify and has resulted in continued industry-wide downward pricing pressure. In addition, competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. Such competition in IT products and services has adversely affected, and likely will continue to adversely affect, the Company's gross profits, margins and results of operations. Furthermore, the Company believes there are low barriers to entry into its markets which enable new competitors to offer competing products and services. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

  The Company believes that it competes with its competitors by providing a single-source solution for its customers' IT products and services needs and by providing a wider range of high quality services to the MIS departments and end users of its corporate clients. The Company also believes that it distinguishes itself from its competition on the basis of its technical expertise, competitive pricing, vendor alliances, relationships with MicroAge and Ingram, direct sales strategy and customer service orientation. Based on the level of the Company's recurring business with many of its large customers, the Company believes that it compares favorably to many of its competitors with respect to the principal competitive factors set forth above.

EMPLOYEES

  As of December 31, 1996, the Company employed 370 persons, of whom 222 were technical personnel (consisting of 107 Network Consultants, 90 Workstation Analysts, 15 Communications Engineers and 10 Instructors), 90 were engaged in sales and marketing, and 58 were engaged in finance, administration and management. In addition, the Company engaged 20 persons primarily on a temporary-to-permanent basis at December 31, 1996, of which 6 were Network Consultants and 14 were Workstation Analysts. The total number of technical personnel engaged by the Company has grown significantly in recent years, from 38 at December 31, 1992, or 36% of its workforce, to 242 at December 31, 1996, or 62% of its workforce.

  None of the Company's employees is represented by a collective bargaining agreement. Substantially all of the Company's employees have executed an invention assignment and confidentiality agreement. In addition, the Company requires that all new employees execute such agreement as a condition of employment by the Company. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is increasing competition for experienced sales and marketing personnel and technical professionals. The Company considers relations with its employees to be satisfactory.

  The Company's success depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel, particularly for systems integration, support services and training. Competition with other service providers and internal corporate MIS departments for such personnel is intense as many of the Company's larger competitors recently have announced their intentions to aggressively hire technical personnel on a large scale. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully. The Company's ability to implement its strategy to expand and broaden the services component of its business and its results of operations could be materially adversely affected if the Company were unable to attract, hire, train and retain qualified technical personnel.

ITEM 2. PROPERTIES.

  The Company currently leases or subleases all of its facilities. The Company leases its headquarters in Cedar Knolls, New Jersey, totaling approximately 38,000 square feet of office space. The lease expires in September 2003 and contains renewal options for two additional five-year terms. The Company's headquarters includes sufficient space for its sales and marketing, network consulting, workstation support, administrative, finance and management personnel, as well as its primary Learning Center. The Company also leases office space for three additional Learning Centers in Eatontown, Iselin and Saddle Brook, New Jersey as well as its customer technology facility located in Parsippany, New Jersey. The Company also leases office space in King of Prussia, Pennsylvania for the Company's Philadelphia-area sales office and Learning Center. In addition, the Company leases office space for sales personnel in New York City. The Company anticipates leasing additional office space for its customer technology facility in 1997. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

  On February 13, 1996, the Company, as plaintiff, filed a complaint and jury demand in the Superior Court of New Jersey Chancery Division: Morris County, against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint relates to a civil action for damages, a temporary restraining order and preliminary and permanent injunctive relief against the Defendants and alleges theft of services, theft of Company property, theft of corporate opportunity, and unauthorized use of Company credit cards by the Defendants. The Company is seeking restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Company intends to vigorously pursue all available remedies against the Defendants. The litigation remains in an early stage of discovery and, therefore, the Company currently is unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's founder, Chairman of the Board, President and Chief Executive Officer and majority shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1.0 million, arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang paid $675,000 of his personal funds to the Company. Pursuant to the terms of the agreement between the Company and Mr. Gang, the Company shall reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy.

  There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol ALPH since March 21, 1996 when the Company conducted its initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market.

QUARTER ENDED                                           HIGH       LOW
-------------                                           ----       ---
March 1996 (from March 21, 1996)...................     $11 1/4    $10
June 1996..........................................      12          8 1/2
September 1996.....................................      10 5/8      6 3/4
December 1996......................................      16 3/8      9 1/2

  The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

  As of February 28, 1997, the approximate number of holders of record of the Common Stock was 113 and the approximate number of beneficial holders of the Common Stock was 2,300.

  Prior to the consummation of the Company's initial public offering of its Common Stock in March 1996, the Company had elected to be treated as an S Corporation for federal income tax purposes from 1986 and for New Jersey state income tax purposes from 1994. As a result, the net income of the Company for federal and certain state income tax purposes for such periods was reported by, and taxed directly to, the Company's then current shareholders. In 1995 and 1996, the Company made distributions to such shareholders in the form of dividends ($8.6 million) and net loan payments ($719,000) totaling $9.3 million (of which $3.1 million was to fund their 1994, 1995 and 1996 tax liabilities and $6.2 million represented substantially all of the Company's previously taxed but undistributed S Corporation earnings). See Notes 1 and 10 of Notes to Consolidated Financial Statements. Since such distributions and the termination of the Company's S Corporation status, the Company has applied and currently intends to continue to apply, its retained and current earnings toward the development of its business and to finance the growth of the Company. Consequently, the Company currently does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

  Other than as provided below, there were no unregistered securities sold by the Company within the past three years:

    (a) On December 10, 1996, the Company issued and sold 2,500 shares of Common Stock to an employee upon the exercise of outstanding vested stock options. The options were granted in 1995 and the exercise price was $9.00 per share; and

    (b) On December 23, 1996, the Company issued and sold 400 shares of Common Stock to an employee upon the exercise of outstanding vested stock options. The options were granted in 1995 and the exercise price was $9.00 per share.

  No underwriter was employed by the Company in connection with the issuance and sale of the securities described above. The Company claims that the issuance and sale of all of the foregoing securities were exempt from registration pursuant to Rule 701 under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected consolidated financial data presented below have been derived from the consolidated financial statements of the Company audited by Price Waterhouse LLP, independent accountants. Consolidated balance sheets at December 31, 1995 and 1996 and the related consolidated statements of income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1996 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected financial data presented below at December 31, 1992, 1993 and 1994 and for the years ended December 31, 1992 and 1993 have been derived from audited financial statements of the Company, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1992     1993     1994     1995    1996(1)
                                    -------  -------  -------  -------  -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales:
  Product sales...................  $31,620  $41,641  $62,365  $62,516  $99,468
  Services and support............    3,812    5,400    8,103   11,500   20,137
                                    -------  -------  -------  -------  -------
                                     35,432   47,041   70,468   74,016  119,605
                                    -------  -------  -------  -------  -------
Cost of sales:
  Product sales...................   27,018   36,295   54,445   54,579   88,218
  Services and support(2).........    2,647    3,776    5,127    6,869   12,915
                                    -------  -------  -------  -------  -------
                                     29,665   40,071   59,572   61,448  101,133
                                    -------  -------  -------  -------  -------
Gross profit:
  Product sales...................    4,602    5,346    7,920    7,937   11,250
  Services and support (2)........    1,165    1,624    2,976    4,631    7,222
                                    -------  -------  -------  -------  -------
                                      5,767    6,970   10,896   12,568   18,472
                                    -------  -------  -------  -------  -------
Operating expenses:
  Selling expenses................    2,434    2,771    3,946    4,468    7,301
  General and administrative
   expenses (2)...................    2,785    3,547    3,767    3,925    5,446
                                    -------  -------  -------  -------  -------
                                      5,219    6,318    7,713    8,393   12,747
                                    -------  -------  -------  -------  -------
Operating income..................      548      652    3,183    4,175    5,725
Other income (expense), net.......      (77)     (92)    (107)     (86)     129
                                    -------  -------  -------  -------  -------
Income before pro forma income
 taxes (3)........................      471      560    3,076    4,089    5,854
Pro forma provision for income
 taxes (3)........................      195      230    1,247    1,650    2,391
                                    -------  -------  -------  -------  -------
Pro forma net income (3)..........  $   276  $   330  $ 1,829  $ 2,439  $ 3,463
                                    =======  =======  =======  =======  =======
Pro forma net income per share....                             $  0.61  $  0.72
                                                               =======  =======
Weighted average common shares and
 common shares equivalent
 outstanding (4)..................                               3,988    4,829
                                                               =======  =======

                                                    DECEMBER 31,
                                       ---------------------------------------
                                        1992    1993    1994    1995    1996
                                       ------- ------- ------- ------- -------
                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital....................... $ 1,566 $ 2,478 $ 4,524 $ 5,033 $14,407
Total assets..........................   7,522   9,806  16,697  18,770  43,647
Long term debt and capital lease
 obligations, less current portion....     140   1,131   1,455     590      41
Shareholders' equity..................   1,562   2,072   3,909   6,574  18,921

--------
(1) On July 24, 1996, the Company acquired certain assets of Lior, in a business combination accounted for under the purchase method, for $1.1 million, including acquisition costs, financed with a portion of the proceeds from the Company's initial public offering. The operations related to the acquired assets of Lior are included in the accompanying consolidated financial statements subsequent to July 24, 1996. See Note 2 of Notes to Consolidated Financial Statements.
(2) Commencing with the 1996 fourth quarter and year-end results, certain indirect costs which previously were classified as costs of services have been reclassified to general and administrative expenses to conform with current industry practices. Such expenses amounted to $1.1 million, $1.4 million, $1.7 million, $2.2 million and $3.1 million for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, respectively. Throughout this Annual Report on Form 10-K, all prior period financial information has been reclassified to conform with the 1996 presentation.
(3) Prior to the consummation of the Company's initial public offering of its Common Stock in March 1996, the Company had elected S Corporation treatment for federal income tax purposes from 1986 and for New Jersey state income tax purposes from 1994. The historical financial statements for the years 1992 through 1995, therefore, do not include a provision for federal and state income taxes for such periods, except for certain state income taxes imposed at the corporate level. Accordingly, for such periods and for the period January 1 through March 19, 1996 (the date on which the Company terminated its S Corporation status), pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect during the respective periods. See Notes 1 and 10 of Notes to Consolidated Financial Statements.
(4) The weighted average common shares and common shares equivalent outstanding have been adjusted for (i) the number of shares that were required to fund the S Corporation distribution, less the outstanding loan to a principal shareholder, following the Company's initial public offering and (ii) certain stock options granted by the Company. See Notes 1 and 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

  The Company is a single-source provider of IT products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. In 1996, net product sales were 83.2% and services and support revenue was 16.8% of the Company's net sales.

  The Company has entered into distribution agreements with MicroAge and Ingram, two of the nation's largest aggregators, to acquire most of its IT products for resale. The Company's relationship with MicroAge commenced in 1984, and as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with MicroAge and Ingram give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, microcomputers, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During 1996, the Company acquired approximately 48% and 35% of its products for resale from MicroAge and Ingram, respectively.

  In general, there are no ongoing written commitments by customers to purchase products from the Company and all product sales are made on a purchase order basis. Furthermore, as the market for IT products has matured, price competition has intensified and is likely to continue to intensify. The Company's gross profits, margins and results of operations could be adversely affected by such continued product pricing pressure, a significant reduction in product purchase orders from the Company's customers, or a disruption in the Company's sources of product supply.

  The Company offers network consulting (including systems integration), workstation support, education, communications installation and IT staffing services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel expenses which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The Company's utilization rates for service personnel likely will be adversely affected during periods of rapid and concentrated hiring. In addition, the competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins.

  The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related expenses for billable technical personnel. The Company's selling expenses consist primarily of personnel costs, including sales commissions earned by employees involved in the sales of IT products, services and support. These personnel include direct sales, sales support and marketing personnel. Sales commissions are recorded as revenue is recognized. General and administrative expenses consist of all other operating expenses, including primarily salaries and occupancy costs for administrative, executive and finance personnel. Commencing with the 1996 fourth quarter and year-end results, certain indirect costs which previously were classified as costs of services and support have been reclassified to general and administrative expenses to conform with current industry practices. Such expenses amounted to $1.7 million, $2.2 million and $3.1 million for the years ended December 31, 1994, 1995 and 1996, respectively. Throughout this Annual Report on Form 10-K, all prior period financial information has been reclassified to conform with the 1996 presentation.

  The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' IT product requirements and its long-term relationships with large clients, positions the Company to continue to grow the services component of its business, while further strengthening its product sales. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that product sales will continue to generate a significantly larger percentage of the Company's gross profit, particularly due to the acquisition of certain assets and the business of Lior in July 1996. See Note 2 of Notes to Consolidated Financial Statements. As a result of such acquisition, the Company's sales of IT products increased substantially in the third and fourth quarters of 1996. In addition, the Company has begun to provide services and support to the Lior customers, which previously had purchased primarily computer products from Lior. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain financial data as a percentage of net sales, and the percentage change in the dollar amount of such data compared to the prior year:



                                                             PERCENTAGE
                                  PERCENTAGE OF NET SALES     INCREASE
                                  -------------------------  (DECREASE)
                                        YEAR ENDED           ------------
                                       DECEMBER 31,          1995   1996
                                  -------------------------  OVER   OVER
                                   1994     1995     1996    1994   1995
                                  -------  -------  -------  -----  -----
Net Sales:
  Product Sales..................    88.5%    84.5%    83.2%   0.2%  59.1%
  Services and support...........    11.5     15.5     16.8   41.9   75.1
                                  -------  -------  -------
                                    100.0    100.0    100.0    5.0   61.6
Cost of sales....................    84.5     83.0     84.6    3.1   64.6
                                  -------  -------  -------
Gross profit.....................    15.5     17.0     15.4   15.3   47.0
                                  -------  -------  -------
Operating expenses:
  Selling expenses...............     5.6      6.1      6.1   13.2   63.4
  General and administrative
   expenses......................     5.4      5.3      4.5    4.2   38.8
                                  -------  -------  -------
                                     11.0     11.4     10.6    8.8   51.9
                                  -------  -------  -------
Operating income.................     4.5      5.6      4.8   31.2   37.1
Other income (expense), net......    (0.1)    (0.1)     0.1  (19.6) 250.0
                                  -------  -------  -------
Income before pro forma income
 taxes...........................     4.4      5.5      4.9   32.9   43.2
Pro forma provision for income
 taxes...........................     1.8      2.2      2.0   32.3   44.9
                                  -------  -------  -------
Pro forma net income.............     2.6%     3.3%     2.9%  33.4   42.0
                                  =======  =======  =======
Gross profit (as a percentage of
 related net sales):
  Product sales..................    12.7%    12.7%    11.3%   0.2   41.7
  Service and support............    36.7%    40.3%    35.9%  55.6   55.9

 Comparison of Years Ended December 31, 1996 and 1995

  Net sales. Net sales increased by 61.6%, or $45.6 million, from $74.0 million in 1995 to $119.6 million in 1996. Product sales increased by 59.1%, or $37.0 million, from $62.5 million in 1995 to $99.5 million in 1996. This increase was attributable primarily to increased demand from the Company's established customer base and to product sales resulting from the Company's July 1996 acquisition of certain assets and the business of Lior. Services and support revenue increased by 75.1%, or $8.6 million, from $11.5 million in 1995 to $20.1 million in 1996. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of client projects. In 1996, sales to Nabisco, the Company's largest customer, accounted for approximately 17% of the Company's net sales. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

  Gross profit. The Company's gross profit increased by 47.0%, or $5.9 million, from $12.6 million in 1995 to $18.5 million in 1996. Gross profit margin decreased from 17.0% of net sales in 1995 to 15.4% in 1996. Gross profit margin attributable to product sales decreased from 12.7% in 1995 to 11.3% in 1996. The decrease in such gross profit margin during 1996 was attributable primarily to continued industry-wide downward pricing pressure on sales of computer products, which typically results in margin deterioration on such sales and increases in certain volume discounts. The Company expects that downward pricing pressure on products will continue and there can be no assurance that the Company will be able to sustain its margins on product sales in the future. In addition, gross profit margin on product sales in the first half of 1995 was positively impacted by certain higher margin product sales. Gross profit margin attributable to services and support revenue decreased from 40.3% of services and support revenue in 1995 to 35.9% in 1996. The decrease in such gross profit margin was attributable primarily to the fact that services and support revenue increased at a slower rate than related personnel and recruiting costs, as the Company accelerated the hiring and training of technical personnel in anticipation of the increased demand for its services. The Company increased its staff of billable technical personnel from 107 at December 31, 1995 to 242 at December 31, 1996.

  Selling expenses. Selling expenses increased by 63.4%, or $2.8 million, from $4.5 million in 1995 to $7.3 million in 1996, but remained relatively constant at 6.1% of net sales in both years. The increase in selling expenses in absolute dollars was attributable primarily to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's service and support offerings, the costs associated with the Company's new service offerings and the costs incurred and associated with the Company's expansion into the Philadelphia market.

  General and administrative expenses. General and administrative expenses increased by 38.8%, or $1.5 million, from $3.9 million in 1995 to $5.4 million in 1996, but decreased from 5.3% to 4.5% of net sales, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in personnel expenses, training costs, professional fees, depreciation charges and corporate insurance premiums. The decrease as a percentage of net sales was due primarily to the substantial increase in net sales.

 Comparison of Years Ended December 31, 1995 and 1994

  Net sales. Net sales increased by 5.0%, or $3.5 million, from $70.5 million in 1994 to $74.0 million in 1995. Product sales in 1995 remained relatively constant at $62.5 million as compared to $62.4 million in 1994. Product sales to new customers and increased product sales to existing customers were offset by a decline in product sales to the Company's largest customer, Nabisco, which had a substantial increase in product sales in 1994. Services and support revenue increased by 41.9%, from $8.1 million in 1994 to $11.5 million in 1995. This increase was attributable primarily to increased demand for the Company's service and support offerings. During such period, certain customers which previously had purchased only products from the Company also engaged the Company for services and support. In 1995, sales to Nabisco accounted for approximately 20% of the Company's net sales.

  Gross profit. The Company's gross profit increased by 15.3%, or $1.7 million, from $10.9 million in 1994 to $12.6 million in 1995. Gross profit margin increased from 15.5% of net sales in 1994 to 17.0% of net sales in 1995. Gross profit margin attributable to product sales remained constant at 12.7% of product sales in both 1994 and 1995. Despite industry-wide downward pricing pressure on product sales, the Company was able to sustain its gross profit margin on product sales in 1995, as compared to 1994, due primarily to an increased percentage in 1995 of project-related product sales, which sales typically yield higher margins. Gross profit margin on product sales was higher in the first half of 1995 than in the latter half of the year due primarily to downward pricing pressure on product sales in the latter half of 1995 and to certain high margin product sales in the first six months of 1995. Gross profit margin attributable to services and support revenue increased from 36.7% of services and support revenue in 1994 to 40.3% in 1995. The increase in such gross profit margin was attributable primarily to the fact that services and support revenue increased at a faster rate than personnel costs and to increases in technical personnel utilization rates.

  Selling expenses. Selling expenses increased by 13.2%, or $522,000, from $3.9 million in 1994 to $4.5 million in 1995, and increased as a percentage of net sales from 5.6% in 1994 to 6.1% in 1995. The increase in such expenses was due primarily to costs associated with hiring additional sales, sales support and marketing personnel.

  General and administrative expenses. General and administrative expenses increased by 4.2%, or $158,000, from $3.8 million in 1994 to $3.9 million in 1995, but decreased as a percentage of net sales from 5.4% to 5.3% of net sales, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to higher overhead costs associated with the Company's expansion of its administrative and support infrastructure which were partially offset by the payment in 1994 of a non-recurring executive bonus in connection with tax liabilities arising from the Company's status as an S Corporation.

PRO FORMA ADJUSTMENTS FOR INCOME TAXES

  Prior to the consummation of the Company's initial public offering of its Common Stock in March 1996, the Company had elected S Corporation treatment for federal income tax purposes from 1986 and for New Jersey state income tax purposes from 1994. As a result, for such tax periods, the Company's earnings were taxed directly to the Company's then current shareholders. The historical financial statements for the years 1992 through 1995, therefore, do not include a provision for federal and state income taxes for such periods, except for certain state income taxes imposed at the corporate level. Accordingly, for such periods and for the period January 1 through March 19, 1996 (the date on which the Company terminated its S Corporation status and became subject to federal and state income taxes at applicable C Corporation income tax rates) pro forma adjustments for income taxes were calculated as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect for the respective periods using the criteria established under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The pro forma effective tax rates for the years ended December 31, 1994, 1995 and 1996 were 40.5%, 40.4% and 40.8%, respectively. See Notes 1 and 10 to Notes to Consolidated Financial
Statements.

SELECTED QUARTERLY RESULTS OF OPERATIONS

  The following table presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended December 31, 1996. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Commencing with the 1996 fourth quarter and year-end results, certain indirect costs which previously were classified as costs of services have been reclassified to general and administrative expenses to conform with current industry practices. Throughout this Annual Report on Form 10-K, all prior period financial information has been reclassified to conform with the 1996 presentation.

                                                        QUARTER ENDED
                          ------------------------------------------------------------------------------
                          MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,
                            1995      1995       1995     1995      1996      1996       1996     1996
                          --------  --------  --------- --------  --------  --------  --------- --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME
 DATA:
Net sales:
 Product sales..........  $15,835   $13,828    $15,535  $17,318   $15,191   $19,677    $25,466  $39,134
 Services and support...    2,460     2,746      2,979    3,315     4,105     4,568      5,113    6,351
                          -------   -------    -------  -------   -------   -------    -------  -------
                           18,295    16,574     18,514   20,633    19,296    24,245     30,579   45,485
                          -------   -------    -------  -------   -------   -------    -------  -------
Cost of sales:
 Product sales..........   13,692    11,907     13,677   15,303    13,283    17,624     22,482   34,829
 Services and support...    1,521     1,635      1,751    1,962     2,609     3,086      3,227    3,993
                          -------   -------    -------  -------   -------   -------    -------  -------
                           15,213    13,542     15,428   17,265    15,892    20,710     25,709   38,822
                          -------   -------    -------  -------   -------   -------    -------  -------
Gross profit:
 Product sales..........    2,143     1,921      1,858    2,015     1,908     2,053      2,984    4,305
 Services and support...      939     1,111      1,228    1,353     1,496     1,482      1,886    2,358
                          -------   -------    -------  -------   -------   -------    -------  -------
                            3,082     3,032      3,086    3,368     3,404     3,535      4,870    6,663
                          -------   -------    -------  -------   -------   -------    -------  -------
Operating expenses:
 Selling expenses.......    1,156     1,103      1,084    1,125     1,249     1,513      1,919    2,620
 General and
  administrative
  expenses..............      959       974        947    1,045     1,176     1,237      1,367    1,666
                          -------   -------    -------  -------   -------   -------    -------  -------
                            2,115     2,077      2,031    2,170     2,425     2,750      3,286    4,286
                          -------   -------    -------  -------   -------   -------    -------  -------
Operating income........      967       955      1,055    1,198       979       785      1,584    2,377
Other income (expense),
 net....................      (45)      (13)       (16)     (12)      (18)       83         59        5
                          -------   -------    -------  -------   -------   -------    -------  -------
Income before pro forma
 income taxes...........      922       942      1,039    1,186       961       868      1,643    2,382
Pro forma provision for
 income taxes...........      372       380        419      479       389       352        674      976
                          -------   -------    -------  -------   -------   -------    -------  -------
Pro forma net income....  $   550   $   562    $   620  $   707   $   572   $   516    $   969  $ 1,406
                          =======   =======    =======  =======   =======   =======    =======  =======
Pro forma net income per
 share (primary)........  $  0.14   $  0.14    $  0.15  $  0.18   $  0.14   $  0.10    $  0.19  $  0.28
                          =======   =======    =======  =======   =======   =======    =======  =======
AS A PERCENTAGE OF NET
 SALES:
Net sales:
 Product sales..........     86.6%     83.4%      83.9%    83.9%     78.7%     81.2%      83.3%    86.0%
 Services and support...     13.4      16.6       16.1     16.1      21.3      18.8       16.7     14.0
                          -------   -------    -------  -------   -------   -------    -------  -------
                            100.0     100.0      100.0    100.0     100.0     100.0      100.0    100.0
Cost of sales...........     83.2      81.7       83.3     83.7      82.4      85.4       84.1     85.4
                          -------   -------    -------  -------   -------   -------    -------  -------
Gross profit............     16.8      18.3       16.7     16.3      17.6      14.6       15.9     14.6
                          -------   -------    -------  -------   -------   -------    -------  -------
Operating expenses:
 Selling expenses.......      6.3       6.6        5.9      5.4       6.4       6.2        6.3      5.7
 General and
  administrative
  expenses..............      5.3       5.9        5.1      5.1       6.1       5.1        4.4      3.7
                          -------   -------    -------  -------   -------   -------    -------  -------
                             11.6      12.5       11.0     10.5      12.5      11.3       10.7      9.4
                          -------   -------    -------  -------   -------   -------    -------  -------
Operating income........      5.2       5.8        5.7      5.8       5.1       3.3        5.2      5.2
Other income (expense),
 net....................     (0.2)     (0.1)      (0.1)    (0.1)     (0.1)      0.3        0.2      0.0
                          -------   -------    -------  -------   -------   -------    -------  -------
Income before pro forma
 income taxes...........      5.0       5.7        5.6      5.7       5.0       3.6        5.4      5.2
Pro forma provision for
 income taxes...........      2.0       2.3        2.3      2.3       2.0       1.5        2.2      2.1
                          -------   -------    -------  -------   -------   -------    -------  -------
Pro forma net income....      3.0%      3.4%       3.3%     3.4%      3.0%      2.1%       3.2%     3.1%
                          =======   =======    =======  =======   =======   =======    =======  =======
 Gross profit (as a
  percentage of related
  net sales):
 Product sales..........     13.5%     13.9%      12.0%    11.6%     12.6%     10.4%      11.7%    11.0%
 Services and support...     38.2%     40.5%      41.2%    40.8%     36.4%     32.4%      36.9%    37.1%

  The Company's net sales, gross profit, operating income, and net income have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects, including projects for new customers; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in material, personnel, and other operating costs; and industry and general economic conditions. The Company also believes that, to a limited degree, its business is seasonal with a greater proportion of the Company's product sales occurring in the fourth quarter due to the capital budgeting and spending patterns of some of its larger customers. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of product and service revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

  The Company experienced a decline in its results of operations during the quarter ended June 30, 1996 primarily due to a decrease in gross profit margin on product sales attributable to industry-wide downward pricing pressure on product sales and increases in certain volume discounts and to a decrease in gross profit margin on services and support revenue resulting from the fact that such revenue increased at a slower rate than related costs due to the accelerated hiring and training of technical personnel and lower utilization rates. Product sales in the third and fourth quarter of 1996 increased significantly due, in part to, the acquisition of Lior. The Company, however, does not expect product sales to continue to increase in 1997 to the same extent as they did in the third and fourth quarters of 1996.

  The Company's operating results have been and in the future will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as personnel and facilities costs, are fixed costs. The Company's expense levels are based in part on expectations of future revenues. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. Depending upon the availability of qualified technical personnel, during periods of rapid growth the Company has utilized and in the future is likely to utilize contract personnel, which also adversely affects gross margins. Due to these and other factors, if the Company is successful in expanding its service offerings and revenue, periods of variability in utilization are likely to reoccur. In addition, during such periods the Company is likely to incur greater technical training costs. Quarterly results also may be impacted due to the fact that certain compensation-based employment taxes are limited per employee per calendar year and, as a result, the Company experiences a decrease in employment taxes as a percent of revenue during the calendar year.

BACKLOG

  The Company normally ships products within 30 days of receiving an order and, therefore, does not customarily have a significant backlog.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which requires companies to measure stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and provide pro forma footnote disclosures under the fair value method. Effective January 1, 1996, the Company adopted the disclosure-only provisions of FAS 123 and continues to follow APB 25 and related interpretations to account for the Company's stock compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

  In March and April 1996, the Company consummated an initial public offering of 2,200,000 shares of its Common Stock at a price of $10.50 per share. Of the 2,200,000 shares sold, 1,700,000 shares (including 100,000 shares issued and sold by the Company upon the exercise of the underwriters' over-allotment option) were issued and sold by the Company and 500,000 shares were sold by a shareholder of the Company. The Company did not receive any of the proceeds from the sale of shares by such selling shareholder. The net proceeds to the Company were $15.7 million.

  Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, such cash has been augmented with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's initial public offering. The Company's cash used in operations was $524,000 for the year ended December 31, 1994. During 1995, cash flow provided by operations was $5.9 million. However, during 1996, cash used in operations was $4.6 million which was due primarily to an increase in accounts receivable arising from increased sales and, to a lesser extent, to an increase in inventories at December 31, 1996. The increase in inventories is attributable primarily to the purchase of computer equipment subject to firm purchase orders and then shipped to customers. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, which accounts receivable have increased as net sales have increased.

  The Company's working capital was $5.0 million and $14.4 million at December 31, 1995 and 1996, respectively.

  In 1995 and 1996, the Company made cash distributions to the then current shareholders of the Company in the form of dividends ($8.6 million) and net loan payments ($719,000), totaling $9.3 million (of which $3.1 million was to fund their 1994, 1995 and 1996 tax liabilities and $6.2 million represented substantially all of the Company's previously taxed but undistributed S Corporation earnings).

  The Company invested $457,000, $779,000 and $3.1 million in capital equipment and leasehold improvements in 1994, 1995 and 1996, respectively. The significant increase in 1996 was due primarily to purchases and upgrades of computer equipment and software utilized in-house, and development of the services component of the Company's business. Although there are no other material commitments for capital expenditures currently outstanding, the Company intends additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

  The Company purchases certain inventory and equipment through financing arrangements with Deutsche Financial Services (a subsidiary of Deutsche Bank), IBM Credit Corporation and Finova Capital Corporation. At December 31, 1996, there were outstanding balances of $6.9 million, $4.5 million and $1.7 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Finova Capital Corporation and First Union National Bank have entered into an intercreditor agreement with respect to their relative interests. Deutsche Financial Services and IBM Credit Corporation also have entered into an intercreditor agreement with respect to their relative interests.

  The Company has a revolving credit facility with First Union National Bank pursuant to which it may borrow up to a maximum of $7.0 million (at the bank's prime rate less 0.25% or at LIBOR plus 1.50%), increasing to $9.0 million during the period from October 1 through March 31 of each calendar year at the bank's prime rate plus 1.00%. Obligations under such credit facility are payable within 90 days following notice of termination by the bank, or expiration of such facility on May 30, 1997, whichever is earlier, and are collateralized by substantially all the assets of the Company. From time to time, the Company borrows under the credit facility to meet its working capital needs. There were, however, no outstanding borrowings under the revolving credit facility as of December 31, 1996.

  On March 7, 1997, the Company received a commitment from First Union National Bank to expand the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisitions. Under the new facility the Company will be able to borrow (i) for working capital purposes at the bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the bank's prime rate less 0.25% or LIBOR plus 1.50%. The commitment contemplates that the Company's obligations under such facility will be collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the bank will have subordinated its position to certain other lenders pursuant to intercreditor agreements. Despite the executed commitment with the bank, there can be no assurance that the Company will consummate such credit facility.

  The Company has entered into a master lease agreement with First Union Leasing Group, Inc. under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At December 31, 1996, capital lease obligations outstanding under these equipment leases, which expire in 1998, aggregated $144,000.

  As of December 31, 1995, the Company had a term loan from First Fidelity Bank, N.A. (the predecessor to First Union National Bank). The Company prepaid the entire outstanding balance of such term loan, $736,000 plus accrued interest, with a portion of the net proceeds from its initial public offering.

  The Company believes that its available funds, together with existing and anticipated credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Reference is made to Item 14(a)(1) and (2) on page 23 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements.

  Reference is made to the Index to Consolidated Financial Statements on Page
F-1.

(a) (2) Financial Statement Schedules and Supplementary Data.

  All financial statement schedules are omitted because the information is not required, or is otherwise included in the Consolidated Financial Statements or the notes thereto included in this Annual Report on Form 10-K.

  Reference is made to Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition--Selected Quarterly Results of Operations" on page 17 for selected quarterly financial data.

(a) (3) Exhibits.

  Reference is made to the Index to Exhibits on Page 24.

(b) Reports on Form 8-K.

  During the fiscal year ended December 31, 1996, the Company filed, on August 5, 1996, a Current Report on Form 8-K ("Form 8-K") with the Securities and Exchange Commission relating to the Company's acquisition of certain assets of Lior. The Company filed, on October 7, 1996, an amendment to such Form 8-K, providing audited financial statements of Lior and pro forma financial information relating to the foregoing acquisition.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  3.1*   Amended and Restated Certificate of Incorporation.
  3.2*   Amended and Restated Bylaws.
  4.1*#  1995 Stock Plan of the Company.
  4.2*#  1995 Non-Employee Director Stock Option Plan.
  4.3*#  401(k) Plan, adopted October 1991.
 10.1*#  Employment Agreement dated October 1, 1995 between the Company and
         Stan Gang.
 10.2*#  Employment Agreement dated October 1, 1995 between the Company and
         Bruce Flitcroft.
 10.3*#  Employment Agreement dated October 1, 1995 between the Company and
         Philip M. Pfau.
 10.4*#  Employment Agreement dated October 1, 1995 between the Company and
         Dennis Samuelson.
 10.5*#  Employment Agreement dated October 1, 1995 between the Company and
         Lawrence Mahon.
 10.6*#  Employment Agreement dated October 1, 1995 between the Company and
         John Centinaro.
 10.7*#  Employment Agreement dated October 1, 1995 between the Company and
         John Crescenzo.
 10.8*#  Employment Agreement effective November 1, 1995 between the Company and Gary S. Finkel.
 10.9*   Indemnification Agreement dated September 1, 1995 between the Company and Stan Gang.
 10.10*  Indemnification Agreement dated September 1, 1995 between the Company and Bruce Flitcroft.
 10.11*  Indemnification Agreement dated September 1, 1995 between the Company and Philip M. Pfau.
 10.12*  Indemnification Agreement dated September 1, 1995 between the Company and Dennis Samuelson.
 10.13*  Indemnification Agreement dated September 1, 1995 between the Company and Lawrence Mahon.
 10.14*  Indemnification Agreement dated September 1, 1995 between the Company and John Centinaro.
 10.15*  Indemnification Agreement dated September 1, 1995 between the Company and John Crescenzo.
 10.16*  Indemnification Agreement dated September 1, 1995 between the Company and Michael Gang.
 10.17*  Indemnification Agreement dated September 1, 1995 between the Company and Michael R. Bruce.
 10.18*  Indemnification Agreement effective November 1, 1995 between the
         Company and Gary S. Finkel.
 10.19*  Lease dated June 27, 1994 by and between Sutman Associates and the
         Company, as amended.
 10.20*  Form of Invention Assignment and Confidentiality Agreement.
 10.21*  Agreement dated July 1, 1994 by and between the Company and MicroAge
         Computer Centers, Inc., as amended.
 10.22*  Reseller Agreement dated November 7, 1994 by and between the Company and Ingram Alliance Reseller Company, a division of Ingram Micro,
         Inc., as amended.
 10.23*  Agreements for Wholesale Financing dated March 16, 1994 and June 29,
         1994 by and between the Company and Deutsche Financial Services
         (formerly ITT Commercial Finance Corporation).
 10.24*  Agreement for Wholesale Financing dated May 20, 1988 by and between the Company and IBM Credit Corporation.
 10.25   Dealer Loan and Security Agreement by and between the Company and
         Finova Capital Corporation dated December 20, 1996.
 10.26*  Revolving Credit Agreement and Term Loan dated August 5, 1987 by and between First Fidelity Bank, N.A., including certain amendments thereto.
 10.27*  Form of modification to Revolving Credit Agreement and Term Loan with
         First Fidelity Bank, N.A. effective as of the date of the Company's initial public offering on March 20, 1996.
 10.28*  Agreement by Stan Gang dated February 19, 1996 to indemnify the
         Company for certain losses.

  EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
 ---------                        ----------------------
 10.29**   Indemnification Agreement dated May 3, 1996 between the Company and
           David J. Sorin.
 10.30**   Indemnification Agreement dated May 3, 1996 between the Company and
           Susan Wolford.
 10.31***  Modification Agreement dated May 31, 1996 of Loan and Security
           Agreement dated August 5, 1987 by and between the Company and First
           Union National Bank.
 10.32***# Employment Agreement dated October 14, 1996 between the Company and
           Sophien Bennaceur.
 10.33***  Indemnification Agreement dated October 14, 1996 between the Company and Sophien Bennaceur.
 10.34+    Asset Purchase Agreement dated July 18, 1996 by and between Stan
           Gang and Lior, Inc.
 10.35+    Assignment of Asset Purchase Agreement dated July 24, 1996 by and between Stan Gang and the Company.
 11        Statement re: Computation of Per Share Earnings.
 21        Subsidiaries of the Registrant.
 23        Consent of Price Waterhouse LLP.
 27        Financial Data Schedule.

--------
 * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-97922) declared effective on March 20, 1996.
 ** Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the Commission on May 15, 1996. *** Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1996, filed with the Commission on November 14, 1996.
 + Incorporated by reference to the Company's Form 8-K, filed with the Commission on August 5, 1996.
 # A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

  All other exhibits are filed herewith.

                            ALPHANET SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Accountants........................................ F-2
Consolidated balance sheets as of December 31, 1995 and 1996............. F-3
Consolidated statements of income for the years ended December 31, 1994,
 1995, and 1996 ......................................................... F-4
Consolidated statements of changes in shareholders' equity for the years ended December 31, 1994, 1995, and 1996................................. F-5
Consolidated statements of cash flows for the years ended December 31,
 1994, 1995, and 1996 ................................................... F-6
Notes to consolidated financial statements............................... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AlphaNet Solutions, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of AlphaNet Solutions, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Morristown, NJ
February 13, 1997

                            ALPHANET SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
                            ASSETS
Current assets:
  Cash and cash equivalents.................................... $ 1,223 $ 1,610
  Accounts receivable, net.....................................  13,885  29,848
  Inventories..................................................     946   4,809
  Current portion of loan receivable -- shareholder............     160     --
  Deferred income tax asset....................................     --      445
  Prepaid expenses and other current assets....................     425   1,705
                                                                ------- -------
    Total current assets.......................................  16,639  38,417
Property and equipment, net....................................   1,378   3,856
Loan receivable -- shareholder.................................     253     --
Other assets...................................................     500   1,374
                                                                ------- -------
    Total assets............................................... $18,770 $43,647
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt............................ $   285 $   --
  Current portion of capital lease obligations.................      91     103
  Accounts payable.............................................   7,276  17,923
  Accrued expenses.............................................   3,954   5,984
                                                                ------- -------
    Total current liabilities..................................  11,606  24,010
Advance from principal shareholder.............................     --      675
Long-term debt.................................................     451     --
Capital lease obligations......................................     139      41
                                                                ------- -------
    Total liabilities..........................................  12,196  24,726
                                                                ------- -------
Commitments and contingencies (Note 8).........................
Shareholders' equity:
  Preferred stock -- $0.01 par value; authorized 3,000,000
   shares, none issued.........................................     --      --
  Common stock -- $0.01 par value; authorized 15,000,000
   shares, 5,102,900 shares issued and outstanding.............      34      51
  Additional paid-in capital...................................     156  15,904
  Retained earnings............................................   6,384   2,966
                                                                ------- -------
    Total shareholders' equity.................................   6,574  18,921
                                                                ------- -------
    Total liabilities and shareholders' equity................. $18,770 $43,647
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1994     1995      1996
                                                    -------  -------  --------
Net sales:
  Product sales.................................... $62,365  $62,516  $ 99,468
  Services and support.............................   8,103   11,500    20,137
                                                    -------  -------  --------
                                                     70,468   74,016   119,605
                                                    -------  -------  --------
Cost of sales:
  Product sales....................................  54,445   54,579    88,218
  Services and support.............................   5,127    6,869    12,915
                                                    -------  -------  --------
                                                     59,572   61,448   101,133
                                                    -------  -------  --------
Gross profit.......................................  10,896   12,568    18,472
                                                    -------  -------  --------
Operating expenses:
  Selling expenses.................................   3,946    4,468     7,301
  General and administrative expenses..............   3,767    3,925     5,446
                                                    -------  -------  --------
                                                      7,713    8,393    12,747
                                                    -------  -------  --------
Operating income...................................   3,183    4,175     5,725
                                                    -------  -------  --------
Other income (expense):
  Interest income..................................      50       54       217
  Interest expense.................................    (214)    (140)     (106)
  Gain on sale of marketable securities............      57    --           18
                                                    -------  -------  --------
                                                       (107)     (86)      129
                                                    -------  -------  --------
Income before income taxes.........................   3,076    4,089     5,854
Provision for income taxes.........................      89      124     1,970
                                                    -------  -------  --------
Net income......................................... $ 2,987  $ 3,965  $  3,884
                                                    =======  =======  ========
Unaudited pro forma data (Note 1):
  Income before income taxes....................... $ 3,076  $ 4,089  $  5,854
  Provision for income taxes.......................   1,247    1,650     2,391
                                                    -------  -------  --------
  Net income....................................... $ 1,829  $ 2,439  $  3,463
                                                    =======  =======  ========
  Net income per share.............................          $  0.61  $   0.72
                                                             =======  ========
  Weighted average number of common shares and
   common shares equivalent used in the pro forma
   net income per share calculation ...............            3,988     4,829
                                                             =======  ========

          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       COMMON  COMMON PAID-IN RETAINED
                                       SHARES  STOCK  CAPITAL EARNINGS   TOTAL
                                       ------- ------ ------- --------  -------
Balance at January 1, 1994............   3,400 $   34 $   156 $ 1,882   $ 2,072
  Distributions to S Corporation
   shareholders.......................   --      --     --     (1,150)   (1,150)
  Net income..........................   --      --     --      2,987     2,987
                                       ------- ------ ------- -------   -------
Balance at December 31, 1994..........   3,400     34     156   3,719     3,909
  Distributions to S Corporation
   shareholders.......................   --      --     --     (1,300)   (1,300)
  Net income .........................   --      --     --      3,965     3,965
                                       ------- ------ ------- -------   -------
Balance at December 31, 1995 .........   3,400     34     156   6,384     6,574
  Sales of common stock...............   1,700     17  15,722    --      15,739
  Exercise of stock options...........       3   --        26    --          26
  Distributions to S Corporation
   shareholders.......................   --      --     --     (7,302)   (7,302)
  Net income..........................   --      --     --      3,884     3,884
                                       ------- ------ ------- -------   -------
Balance at December 31, 1996..........   5,103 $   51 $15,904 $ 2,966   $18,921
                                       ======= ====== ======= =======   =======


          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1994     1995      1996
                                                   --------  -------  --------
Cash flows from operating activities:
 Net income....................................... $  2,987  $ 3,965  $  3,884
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization...................      102      165       651
  Deferred income taxes...........................    --       --         (445)
  Gain on sale of marketable securities...........      (57)   --          (18)
  Increase (decrease) from changes in:
   Accounts receivable............................   (6,610)    (174)  (15,963)
   Inventories....................................     (532)     802    (3,863)
   Prepaid expenses and other current assets......      (19)    (158)   (1,288)
   Other assets...................................       27       10      (255)
   Accounts payable...............................    3,207       26    10,647
   Accrued expenses...............................      371    1,288     2,030
                                                   --------  -------  --------
  Net cash provided by (used in) operating
   activities.....................................     (524)   5,924    (4,620)
                                                   --------  -------  --------
Cash flows from investing activities:
 Purchase of marketable securities................      (13)   --        --
 Proceeds from sale of marketable securities......       70    --           26
 Property and equipment expenditures..............     (457)    (779)   (3,087)
 Acquisition of businesses........................    --        (236)   (1,060)
 Receipt of loan repayments.......................      204      160       413
                                                   --------  -------  --------
  Net cash used in investing activities...........     (196)    (855)   (3,708)
                                                   --------  -------  --------
Cash flows from financing activities:
 Repayment of long-term debt......................     (285)    (285)     (736)
 Repayment of capital lease obligations...........    --         (54)      (86)
 Net borrowings (payments) of note payable-bank...    1,152   (1,152)    --
 Proceeds from loans payable to shareholder.......      609    --        --
 Repayment of loans payable to shareholder........    --        (719)    --
 Advance from principal shareholder...............    --       --          675
 Distributions paid to S Corporation
  shareholders....................................   (1,150)  (1,300)   (7,302)
 Costs of anticipated common stock offering.......    --        (399)    --
 Net proceeds from sales of common stock..........    --       --       16,138
 Exercise of stock options........................    --       --           26
                                                   --------  -------  --------
  Net cash provided by (used in) financing
   activities.....................................      326   (3,909)    8,715
                                                   --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................     (394)   1,160       387
Cash and cash equivalents, beginning of period....      457       63     1,223
                                                   --------  -------  --------
Cash and cash equivalents, end of period.......... $     63  $ 1,223  $  1,610
                                                   ========  =======  ========

          See accompanying notes to consolidated financial statements.

                           ALPHANET SOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Nature of Business:

  AlphaNet Solutions, Inc. and its wholly-owned subsidiary (the "Company") is a single-source provider of information technology products and services and support. The Company markets computer products and provides a broad range of information technology services, including network consulting, workstation support, education, communications installation and technical placement services to Fortune 1000 and other large and mid-sized companies in various industries located primarily in the New York-to-Philadelphia corridor. Intercompany balances and transactions are eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents:

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Inventories:

  Inventories, consisting entirely of goods for resale, are stated at the lower of cost or market with cost determined on the weighted average method.

 Property and Equipment:

  Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance costs which do not extend the useful lives of the assets are expensed as incurred. The Company provides for depreciation on property and equipment, except for leasehold improvements, on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the applicable lease.

  Costs of computer software developed or obtained for internal use and costs associated with technology under development are capitalized and amortized over the estimated useful lives of the assets, generally three to five years. Capitalization of costs begins when conceptual and design activities have been completed, and when management has authorized and committed to fund a project. Costs capitalized include external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with a project. Costs associated with training and general and administrative activities are expensed as incurred.

 Recoverability of Long-Lived Assets:

  The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

 Stock-Based Compensation:

  In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which requires companies to measure stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and provide pro forma footnote disclosures under the fair value method. Effective January 1, 1996, the Company adopted the disclosure-only provisions of FAS 123 and continues to follow APB 25 and related interpretations to account for the Company's stock compensation plans.

 Leases:

  Leases which meet certain criteria evidencing substantive ownership by the Company are capitalized and the related capital lease obligations are included in current and long-term liabilities. Amortization and interest are charged to expense, with rent payments being treated as payments of the capital lease obligation. All other leases are accounted for as operating leases, with rent payments being charged to expense as incurred.

 Revenue Recognition:

  The Company recognizes sales of products when the products are shipped and services and support revenue is recognized when the applicable services are rendered. The Company recognizes revenue on service contracts on a prorated basis over the life of the contracts. Prepaid fees related to the Company's training programs are deferred and amortized to income over the duration of the applicable training program. Deferred revenue is included in accrued expenses and represents the unearned portion of each service contract and the unamortized balance of prepaid training fees received as of the balance sheet date.

 Income Taxes:

  The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon differences arising from the carrying amounts of the Company's assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change in tax rates is enacted.

  Prior to March 19, 1996, the Company, with the consent of its shareholders, had elected to be taxed under the Subchapter S of the Internal Revenue Code as an S Corporation for federal income tax purposes. In lieu of corporate income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. As a result, the Company was not subject to federal income taxes prior to March 19, 1996. The Company had also elected S Corporation status in the State of New Jersey. The accompanying financial statements include provisions for certain state and local income taxes which were imposed at the corporate level.

  On March 19, 1996, the Company terminated its status as an S Corporation and became subject to federal and state income taxes thereafter at applicable C Corporation income tax rates.

  For informational purposes, the accompanying statements of income include an unaudited pro forma adjustment for income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during the respective periods.

 Retirement Plan:

  The Company adopted a 401(k) retirement plan in 1991. Employees of the Company who have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 15% of their gross salary

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)
to the plan. The Company may make discretionary matching cash contributions up to 2% of the salary of the participating individual employee. Participants vest in the Company's contributions to the plan over a six-year period based upon years of service. Participants are fully vested at all times in their employee contributions to the plan. The Company incurred $76, $79 and $117 of expenses related to this plan in 1994, 1995 and 1996, respectively.

 Reclassification:

  Beginning in 1996, certain indirect costs which previously were classified as costs of services have been reclassified to general and administrative expenses to conform with current industry practices. Such expenses amounted to $1,654, $2,236 and $3,116 for the years ended December 31, 1994, 1995 and
1996, respectively. All prior year financial information has been reclassified to conform with the 1996 presentation.

 Net Income per Share (unaudited):

  Pro forma net income per share is computed using the weighted average number of common shares and common shares equivalent outstanding during the latest fiscal year. Common shares equivalent consists of the Company's common shares issuable upon the exercise of stock options (Note 7). The weighted average number of common shares and common shares equivalent outstanding have been adjusted for the number of shares that were required to fund the S Corporation Distribution to shareholders ($6,155) less the outstanding loan to a shareholder ($413), following the Company's initial public offering in March 1996. Pursuant to the requirements of the Securities and Exchange Commission, stock options issued by the Company during the twelve months immediately preceding the Company's initial public offering have been included in the weighted average number of common shares and common shares equivalent used in computing pro forma net income per share as if they were outstanding for periods prior to the Company's initial public offering using the treasury stock method.

2. BUSINESS COMBINATION

  On July 24, 1996, the Company acquired certain assets of Lior, Inc. ("Lior"), a MicroAge affiliate located in Paramus, New Jersey, in a business combination accounted for under the purchase method, for $1,060, including acquisition costs, financed through the proceeds raised in its initial public offering. Intangible assets of $1,060, which are included in other assets, are being amortized on the straight-line method over periods not exceeding fifteen years. Amortization of intangible assets for the year ended December 31, 1996 was $42.

  The operations related to the acquired assets of Lior are included in the accompanying consolidated financial statements subsequent to July 24, 1996.

  The following pro forma information for the years ended December 31, 1995 and 1996 is based on the historical financial statements of the Company and Lior, adjusted to give effect to the acquisition of Lior by the Company, and assume that the acquisition occurred as of the first day of the applicable period.

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           1995         1996
                                                        ----------- ------------
                                                              (UNAUDITED)
Net sales..............................................     $95,454     $134,311
Pro forma net income...................................       2,057        3,319
Pro forma net income per share.........................        0.52         0.69

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

  The pro forma financial information does not purport to present what the Company's results of operations would actually have been if the acquisition of Lior had occurred on the assumed date, as specified above, or to project the Company's results of operations for any future period.

3. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net consists of the following:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1996
                                                                ------- -------
   Accounts receivable......................................... $13,966 $30,111
   Less: Allowance for doubtful accounts.......................      81     263
                                                                ------- -------
                                                                $13,885 $29,848
                                                                ======= =======

4. PROPERTY AND EQUIPMENT, NET

  Property and equipment, net consists of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
   Furniture, fixtures and equipment............................. $1,634 $3,120
   Transportation equipment......................................     43     36
   Leasehold improvements........................................    137    250
   Technology and software under development.....................    --   1,464
                                                                  ------ ------
                                                                   1,814  4,870
   Less -- Accumulated depreciation and amortization.............    436  1,014
                                                                  ------ ------
                                                                  $1,378 $3,856
                                                                  ====== ======

  Depreciation expense and amortization of leasehold improvements for the years ended December 31, 1994, 1995 and 1996 was $102, $165 and $609,
respectively.

5. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
   Wages and benefits payable.................................... $  752 $1,504
   Deferred revenue..............................................    884    961
   Sales taxes...................................................    321    833
   Licensing fees payable........................................    960    816
   Sales commissions.............................................    162    663
   Income taxes payable..........................................     25    463
   Other.........................................................    850    744
                                                                  ------ ------
                                                                  $3,954 $5,984
                                                                  ====== ======

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. DEBT AND CAPITAL LEASE OBLIGATIONS

 Notes Payable -- Bank:

  The Company has entered into a modified revolving credit agreement (the "Revolver") with First Union National Bank (the "Bank") whereby the Bank will lend funds and issue standby letters of credit to the Company up to $7,000, increasing to $9,000 during the period from October 1 through March 31 of each year, or 75% of the Company's eligible accounts receivable less the outstanding principal balance under any outstanding term loans and letters of credit. The Revolver provides for second-tier loans which represent the outstanding balance of all loans in excess of $7,000. All loans, exclusive of second-tier loans, bear interest at the LIBOR Base Rate (5.5% at December 31, 1996) plus 1.5% and/or the Bank's prime rate (8.25% at December 31, 1996) minus 0.25%. Second-tier loans bear interest at the Bank's prime rate plus 1%. Cash receipts are deposited directly with the Bank and applied against the outstanding loan balance; advances are made when needed. The weighted average interest rate for 1995 and 1996 was approximately 9% and 8%, respectively.

  At December 31, 1995 and 1996, the Company had standby letters of credit of $2,068 and $2,038, respectively, of which $2,000 were issued primarily in support of certain financing agreements for the purchase of inventory. Fees payable to the Bank range from 1% to 2% per annum based on the amount of the standby letters of credit issued.

  The Revolver is secured by all of the assets of the Company, except for certain inventory financed by IBM Credit Corporation, Deutsche Financial Services and Finova Capital Corporation to which the Bank has a subordinated security interest. The Revolver restricts the Company's ability to pay cash dividends in the event of default and requires the Company to maintain certain financial covenants. The Revolver expires on May 30, 1997.

 Long-Term Debt:

  In July 1993, the Company entered into a term loan agreement with the Bank for $1,425. Interest was charged at 7% per annum. The remaining principal balance was repaid with proceeds from the Company's initial public offering in 1996.

 Capital Lease Obligations:

  In March 1995, the Company entered into a master lease agreement under which the Company may lease up to $500 of equipment. The master lease provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At December 31, 1996, capital lease obligations outstanding under these equipment leases, which expire in 1998, total $144.

7. STOCK OWNERSHIP AND COMPENSATION PLANS

  At December 31, 1996, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 1996 and 1995, no compensation cost had been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1995         1996
                                                        ---------    ----------
Pro forma net income
  As reported..........................................   $2,439       $3,463
  As adjusted for FAS 123 method.......................    2,338        2,993
Pro forma earnings per share
  As reported..........................................     0.61         0.72
  As adjusted for FAS 123 method.......................     0.59         0.62

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995: dividend yield of 0%; expected volatility of approximately 67%; risk free interest rates of approximately 6%; and an expected holding period of six years.

 1995 Stock Plan:

  On August 25, 1995, the Company's 1995 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 747,100 shares are reserved for issuance upon exercise of options granted or to be granted under the Plan. The options which expire ten years after the date of grant, become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee remains an employee at the time of vesting of the installments.

 1995 Non-Employee Director Stock Option Plan:

  On August 25, 1995, the Board of Directors and shareholders adopted the Company's 1995 Non-Employee Director Stock Option Plan which provides for the grant of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee Directors of the Company. Each person who is or who becomes a Director of the Company after the effective date of the Company's initial public offering and who is not also an employee or officer of the Company shall be granted, on the effective date or the date on which he or she becomes a Director, whichever is later, an option to purchase 20,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. The options which expire ten years after the date of grant, become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee then remains a Director at the time of vesting of the installments.

  A summary of the stock options granted under the Company's 1995 Stock Plan and 1995 Non-Employee Director Stock Plan as of and for the year ended December 31, 1995 and 1996 is presented below:

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                      1995            1996
                                                 --------------- ---------------
                                                        WEIGHTED        WEIGHTED
                                                        AVERAGE         AVERAGE
                                                 SHARES EXERCISE SHARES EXERCISE
                                                 (000)   PRICE   (000)   PRICE
                                                 ------ -------- ------ --------
Outstanding at beginning of year................   --    $--       260   $9.00
Granted.........................................   260    9.00     290    9.82
Exercised.......................................   --      --       (3)   9.00
Forfeited.......................................   --      --       (9)   9.00
                                                  ----            ----
Outstanding at end of year......................   260    9.00     539    9.44
                                                  ====            ====
Options exercisable at end of year..............    --     --       47    9.00

  As of December 31, 1996, the 538,500 stock options outstanding under the plans have exercise prices between $9.00 and $11.38, and a weighted-average remaining contractual life of 9.2 years. The weighted-average fair value of options granted during 1995 and 1996 were $5.98 and $6.56, respectively.

8. COMMITMENTS AND CONTINGENCIES

  The Company occupies seven facilities under operating leases which expire at various dates through December 2001 and call for annual base rentals plus real estate taxes. The future minimum payments under noncancelable leases as of December 31, 1996 are as follows:

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

       YEAR                                                          AMOUNT
       ----                                                          ------
       1997.........................................................  $828
       1998.........................................................   757
       1999.........................................................   655
       2000.........................................................   525
       2001.........................................................   136

  Rent expense including real estate taxes for the years ended December 31, 1994, 1995 and 1996 was $418, $553 and $688, respectively.

  The Company has obtained financing terms from IBM Credit Corporation, Deutsche Financial Services and Finova Capital Corporation for the purchase of inventory. In exchange for these terms, the payables are collateralized by substantially all the assets of the Company. The balance included in accounts payable at December 31, 1995 and 1996 was $5,384 and $13,085, respectively.

  The Company has entered into employment agreements which expire at various dates through 1998 with certain key employees. The agreements provide for aggregate annual salaries of $1,625.

  On February 13, 1996, the Company, as plaintiff, filed a complaint against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint alleges theft of services, theft of the Company's property, theft of corporate opportunity and unauthorized use of Company credit cards by the Defendants. The Company is seeking restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Company intends to vigorously pursue all available remedies against the Defendants. The Company currently is unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's founder, Chairman of the Board, President and Chief Executive Officer and principal shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1,000 arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang paid $675 of his personal funds to the Company, which is classified as an advance from the principal shareholder. Pursuant to the terms of the agreement between the Company and Mr. Gang, the Company shall reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy. Management is of the opinion that the ultimate disposition of this matter will not have a material adverse effect on the results of operations or financial position of the Company.

9. SUPPLEMENTARY CASH FLOW INFORMATION

  Following is a summary of supplementary cash flow information for the years ended December 31, 1994, 1995 and 1996:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994    1995     1996
                                                      ------  ------   ------
   Interest paid.....................................  $164    $124    $   97
   Income taxes paid.................................    60     130     1,977
   Noncash investing and financing activities:
     Equipment acquired under capital lease..........   --      284        --

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

10. INCOME TAXES

  The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of the assets and liabilities.

  The components of the provision for income taxes for 1994, 1995 and 1996 are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                        1994    1995    1996
                                                       ------- ------- -------
   Current:
     Federal..........................................   $ --    $ --  $ 1,733
     State and local..................................      89     124     682
                                                       ------- ------- -------
                                                            89     124   2,415
                                                       ------- ------- -------
   Deferred:
     Federal..........................................     --      --     (178)
     State and local..................................     --      --      (57)
     Benefit as a result of change in tax status......     --      --     (210)
                                                       ------- ------- -------
                                                           --      --     (445)
                                                       ------- ------- -------
                                                       $    89 $   124 $ 1,970
                                                       ======= ======= =======

  Prior to March 19, 1996, the Company had elected under the Internal Revenue Code to be an S Corporation for federal income tax purposes. Therefore, no provision or liability for federal income taxes has been recorded for the years ended December 31, 1994 and 1995.

  A reconciliation of the Federal statutory rate to the Company's effective tax rate for 1994, 1995 and 1996 is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1994      1995      1996
                                                  -------   -------   -------
   Taxes at statutory rate......................     34.0%     34.0%     34.0%
   State and local income taxes, net of federal
    tax benefit.................................      6.2%      6.1%      6.7%
   Income from S Corporation not subject to fed-
    eral and state income taxes.................    (37.7%)   (37.4%)    (7.2%)
   Other, net...................................      0.4%      0.3%      0.2%
                                                  -------   -------   -------
   Effective tax rate...........................      2.9%      3.0%     33.7%
                                                  =======   =======   =======

  The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset at December 31, 1996 are as follows:

   Accounts receivable allowances......................................... $187
   Inventory reserves.....................................................   95
   Accrual for compensated absences.......................................  233
   Accumulated depreciation and amortization..............................  (70)
                                                                           ----
                                                                           $445
                                                                           ====

                           ALPHANET SOLUTIONS, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


11. SIGNIFICANT CUSTOMERS AND VENDORS

  During each of the three years ended December 31, 1996, one customer accounted for approximately 24%, 20% and 17% of the Company's net sales during the respective periods. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 1996.

  The Company purchases the majority of its products primarily from two aggregators of computer hardware, software and peripherals. Agreements with these aggregators provide for, among other things, certain discount pricing for meeting agreed-upon purchase levels and minimum purchase commitments.

12. RELATED PARTY TRANSACTIONS

 Loan Receivable -- Shareholder:

  In July 1993, the Company loaned its principal shareholder $800. Interest was charged at 7% per annum and the loan was repayable in equal installments, including interest, ending July 1998. This loan was repaid during 1996. Interest income earned from the principal shareholder was $46, $35 and $7 for the years ended December 31, 1994, 1995 and 1996, respectively.

 Loans Payable to Shareholder:

  Loans payable to shareholder bore interest at 11%. During 1995, the Company repaid the entire loan outstanding. Interest expense to the shareholder was $45 and $30 for the years ended December 31, 1994 and 1995, respectively.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 26TH DAY OF MARCH, 1997.

                                          AlphaNet Solutions, Inc.


                                          By:          /s/ Stan Gang
                                             ----------------------------------
                                             STAN GANG, CHAIRMAN OF THE BOARD,
                                               PRESIDENT AND CHIEF EXECUTIVE
                                               OFFICER (PRINCIPAL EXECUTIVE
                                                         OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----



            /s/ Stan Gang              Chairman of the          March 26, 1997
-------------------------------------   Board, President
              STAN GANG                 and Chief Executive
                                        Officer (Principal
                                        Executive Officer)

         /s/ Gary S. Finkel            Vice President and       March 26, 1997
-------------------------------------   Chief Financial
           GARY S. FINKEL               Officer (Principal
                                        Financial and
                                        Accounting Officer)



          /s/ Michael Gang             Secretary and            March 26, 1997
-------------------------------------   Director
            MICHAEL GANG



        /s/ Michael R. Bruce           Director                 March 26, 1997
-------------------------------------
          MICHAEL R. BRUCE



         /s/ David J. Sorin            Director                 March 26, 1997
-------------------------------------
           DAVID J. SORIN



          /s/ Susan Wolford            Director                 March 26, 1997
-------------------------------------
            SUSAN WOLFORD