Form 10-Q
period 1997-03-31
ALPHANET SOLUTIONS INC
filed 1997-05-14
CIK 1002132

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                        Commission file number 0-27042

                           AlphaNet Solutions, Inc.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                   22-2554535
---------------------------------          -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Ave., Cedar Knolls, New Jersey                                07927
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

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

            Yes: X                                  No:
                ---                                    ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 1997:

Class                                                       Number of Shares
-----                                                       ----------------

Common Stock, $.01 par value                                    5,102,900

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS
                               -----------------

PART I.  FINANCIAL INFORMATION.................................................1


     Item 1. Financial Statements..............................................1

             Consolidated Balance Sheets
             as of December 31, 1996
             and March 31, 1997 (unaudited)....................................2

             Consolidated Statements of Income
             for the Three Months Ended
             March 31, 1996 and 1997 (unaudited)...............................3

             Consolidated Statements of Cash Flows
             for the Three Months Ended
             March 31, 1996 and 1997 (unaudited)...............................4

             Notes to Consolidated Financial Statements (unaudited)............5

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition.....................7

             Results of Operations.............................................9

             Liquidity and Capital Resources..................................10

PART II.  OTHER INFORMATION...................................................13

     Item 6. Exhibits and Reports on Form 8-K.................................13

SIGNATURES....................................................................14

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1.  FINANCIAL STATEMENTS

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                          DECEMBER 31,    MARCH 31,
                                              1996          1997
                                          ------------   ----------
                 ASSETS                                 (unaudited)
Current assets:
  Cash and cash equivalents.............       $ 1,610     $   117
  Accounts receivable, net..............        29,848      34,137
  Inventories...........................         4,809       3,594
  Deferred income tax asset.............           445         445
  Prepaid expenses and other current
   assets...............................         1,705       1,684
                                               -------     -------
   Total current assets.................        38,417      39,977
Property and equipment, net.............         3,856       4,467
Other assets............................         1,374       1,698
                                               -------     -------
   Total assets.........................       $43,647     $46,142
                                               =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank.................       $    --     $ 4,675
  Current portion of capital lease
   obligations..........................           103         115
  Accounts payable......................        17,923      13,243
  Accrued expenses......................         5,984       7,352
                                               -------     -------
   Total current liabilities............        24,010      25,385
Advance from principal shareholder......           675         675
Capital lease obligations...............            41          --
                                               -------     -------
   Total liabilities....................        24,726      26,060
                                               -------     -------
Shareholders' equity:
  Preferred stock -- $0.01 par value;
   authorized 3,000,000 shares, none
   issued...............................            --          --
  Common stock -- $0.01 par value;
   authorized 15,000,000 shares,
   5,102,900 shares issued and
   outstanding..........................            51          51
  Additional paid-in capital............        15,904      15,904
  Retained earnings.....................         2,966       4,127
                                               -------     -------
   Total shareholders' equity...........        18,921      20,082
                                               -------     -------
   Total liabilities and shareholders'
    equity..............................       $43,647     $46,142
                                               =======     =======

         See accompanying notes to consolidated financial statements.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                           For the Three Months
                                             Ended March 31,
                                          ----------------------
                                             1996        1997
                                          ----------  ----------

Net sales:
  Product sales.........................    $15,191     $38,768
  Services and support..................      4,105       7,733
                                            -------     -------
                                             19,296      46,501
                                            -------     -------
Cost of sales:
  Product sales.........................     13,283      34,493
  Services and support..................      2,609       5,028
                                            -------     -------
                                             15,892      39,521
                                            -------     -------
Gross profit............................      3,404       6,980
                                            -------     -------
Operating expenses:
  Selling expenses......................      1,249       2,918
  General and administrative expenses...      1,176       2,036
                                            -------     -------
                                              2,425       4,954
                                            -------     -------
Operating income........................        979       2,026
                                            -------     -------
Other income (expense):
  Interest income.......................         17           3
  Interest expense......................        (35)        (61)
                                            -------     -------
                                                (18)        (58)
                                            -------     -------
Income before income taxes..............        961       1,968
Provision (benefit) for income taxes....        (32)        807
                                            -------     -------
Net income..............................    $   993     $ 1,161
                                            =======     =======

Pro forma data:
  Income before income taxes............    $   961
  Pro forma provision for income taxes..        389
                                            -------
  Pro forma net income..................    $   572
                                            =======
  Net income per share..................    $  0.14     $  0.22
                                            =======     =======
  Weighted average number of common
   shares and common shares
   equivalent...........................      4,043       5,293
                                            =======     =======

         See accompanying notes to consolidated financial statements.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                           For the Three Months
                                             Ended March 31,
                                          ----------------------
                                             1996        1997
                                          -----------  ---------
Cash flows from operating activities:
 Net income.............................     $   993    $ 1,161
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization.........          84        311
  Increase (decrease) from changes in:
   Accounts receivable..................          18     (4,289)
   Inventories..........................         196      1,215
   Prepaid expenses and other current
    assets..............................        (723)        21
   Other assets.........................         397        (37)
   Accounts payable and accrued expenses       2,222     (3,312)
                                             -------    -------

  Net cash provided by (used in)
   operating activities.................       3,187     (4,930)
                                             -------    -------
Cash flows from investing activities:
 Property and equipment expenditures....        (213)      (887)
 Receipt of loan repayments -
  shareholder...........................         413         --
                                             -------    -------
  Net cash provided by (used in)
   investing activities.................         200       (887)
                                             -------    -------
Cash flows from financing activities:
 Net borrowings of notes payable to bank          --      4,675
 Costs of anticipated common stock
  offering..............................          --       (322)
 Net proceeds from issuance of common
  stock.................................      14,802         --
 Repayment of long-term debt............        (736)        --
 Repayment of capital lease obligations.         (22)       (29)
 Payment of dividends...................      (1,147)        --
 Distribution of S Corporation earnings.      (6,155)        --
                                             -------    -------

  Net cash provided by financing
   activities...........................       6,742      4,324
                                             -------    -------
Net increase (decrease) in cash and
 cash equivalents.......................      10,129     (1,493)

Cash and cash equivalents, beginning of
 period.................................       1,223      1,610
                                             -------    -------
Cash and cash equivalents, end of period     $11,352    $   117
                                             =======    =======

         See accompanying notes to consolidated financial statements.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (in thousands, except per share amounts)

Note 1 -- Basis of Presentation:

     The information presented for March 31, 1996 and 1997, and for the three-month periods then ended, is unaudited, but, in the opinion of the management of AlphaNet Solutions, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three-month periods ended March 31, 1996 and 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

     Certain indirect costs, totaling $701, relating to the three months ended March 31, 1996, which previously were classified as costs of services and support, have been reclassified to general and administrative expenses to conform with current industry practices.

Note 2 -- Income Taxes:

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

     For informational purposes, the accompanying statement of income for the three months ended March 31, 1996 includes a pro forma adjustment for income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during such period.

                    ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   (in thousands, except per share amounts)


Note 3 -- Net Income Per Share:

     Net income per share (pro forma for the 1996 period) is computed using the weighted average number of common shares and common shares equivalent outstanding during the period. Common shares equivalent consists of the Company's common shares issuable upon the exercise of stock options. The weighted average number of common shares and common shares equivalent outstanding have been adjusted for the number of shares that were required to fund the S Corporation Distribution to shareholders ($6,155) less the outstanding loan to a shareholder ($413), following the Company's initial public offering in March 1996. Pursuant to the requirements of the Securities and Exchange Commission, stock options issued by the Company during the twelve months immediately preceding the Company's initial public offering have been included in the weighted average number of common shares and common shares equivalent used in computing pro forma net income per share as if they were outstanding for periods prior to the Company's initial public offering using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings per Share." The Statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this Statement by the Company is not expected to have a material impact on earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. In the first quarter of 1997, net product sales were 83.4% and services and support revenue was 16.6% of the Company's net sales.

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

     The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related expenses for billable technical personnel. The Company's selling expenses consist primarily of personnel costs, including sales commissions earned by employees involved in the sales of IT products, services and support. These personnel include direct sales, sales support and marketing personnel. Sales commissions are recorded as revenue is recognized. General and administrative expenses consist of all other operating expenses, including primarily salaries and occupancy costs for administrative, executive and finance personnel. Certain indirect costs, totaling $701,000, relating to the three months ended March 31, 1996, which previously were classified as costs of services and support, have been reclassified to general and administrative expenses to conform with current industry practices.

     The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' IT product requirements and its long-term relationships with large clients, positions the Company to continue to grow the services component of its business, while further strengthening its product sales. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that product sales will continue to generate a significantly larger percentage of the Company's gross profit, particularly due to the acquisition of certain assets and the business of Lior, Inc. ("Lior") in July 1996. Due in part to such acquisition, the Company's sales of IT products increased substantially in the first quarter of 1997. In addition, the Company has begun to provide services and support to the Lior customers, which previously had purchased primarily computer products from Lior. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal management information systems ("MIS") infrastructure; (v) the Company's ability to develop, market, provide, and achieve market acceptance of, new service offerings to new and existing clients; (vi) the Company's ability to attract, hire, train and retain qualified technical personnel in an increasingly competitive market; (vii) the Company's substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (x) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; and (xi) the Company's reliance on the continued services of key executive officers and salespersons. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1997

     Net Sales. Net sales increased by 141.0%, or $27.2 million, from $19.3 million in 1996 to $46.5 million in 1997. Product sales increased by 155.2%, or $23.6 million, from $15.2 million in 1996 to $38.8 million in 1997. This increase was attributable primarily to increased demand from the Company's established customer base and to product sales resulting from the Company's July 1996 acquisition of certain assets and the business of Lior. Services and support revenue increased by 88.4%, or $3.6 million, from $4.1 million in 1996 to $7.7 million in 1997. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of client projects. In 1997, sales to Nabisco, the Company's largest customer, accounted for approximately 23% of the Company's net sales. Another customer accounted for approximately 11% of net sales during the 1997 quarter. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

     Gross profit. The Company's gross profit increased by 105.1%, or $3.6 million, from $3.4 million in 1996 to $7.0 million in 1997. Gross profit margin decreased from 17.6% of net sales in 1996 to 15.0% in 1997. Gross profit margin attributable to product sales decreased from 12.6% in 1996 to 11.0% in 1997.
The decrease in such gross profit margin during 1997 was attributable primarily to continued industry-wide downward pricing pressure on sales of computer products, which typically results in margin deterioration on such sales, and increases in certain volume discounts. The Company expects that downward pricing pressure on products will continue and there can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased from 36.4% of services and support revenue in 1996 to 35.0% in 1997. The decrease in such gross profit margin was attributable primarily to the fact that services and support revenue increased at a slower rate than related personnel and recruiting costs, as the Company accelerated the hiring and training of technical personnel in anticipation of the increased demand for its services. The Company increased its staff of billable technical personnel from 242 at December 31, 1996 to 344 at March 31, 1997.

     Selling expenses. Selling expenses increased by 133.6%, or $1.7 million, from $1.2 million in 1996 to $2.9 million in 1997, but decreased from 6.5% to 6.3% of net sales, respectively. The increase in selling expenses in absolute dollars was primarily attributable to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's service and support offerings, the costs associated with the Company's new service offerings and the costs incurred and associated with the Company's expansion into the Philadelphia market.

     General and administrative expenses. General and administrative expenses increased by 73.1%, or $860,000, from $1.2 million in 1996 to $2.0 million in 1997, but decreased from 6.1% to 4.4% of net sales, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in personnel expenses, training costs, professional fees, depreciation charges and corporate insurance premiums. The decrease as a percentage of net sales was due primarily to the substantial increase in net sales.

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

     Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, such cash has been augmented with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's initial public offering. The Company's cash used in operations was $4.9 million for the first quarter of 1997 and consisted primarily of an increase in accounts receivable of $4.3 million and a decrease in accounts payable and accrued expenses of $3.3 million, partially offset by net income of $1.2 million and a decrease in inventories of $1.2 million. The increase in accounts receivables is primarily attributable to temporary delays in cash receipts from a few large customers and the increase in net sales. As measured in days sales outstanding, the Company's accounts receivable increased from 58 days at December 31, 1996 to 63 days at March 31, 1997. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, which accounts receivable have increased as net sales have increased. The decrease in accounts payable and accrued expenses is primarily due to the timing of certain large payments related to inventory purchases.

     The Company's working capital was $14.6 million at March 31, 1997 compared to $14.4 million at December 31, 1996.

     The Company invested $887,000 in property and equipment in the first quarter of 1997, primarily related to purchases and upgrades of computer equipment and software utilized in-house, and development of the services component of the Company's business. Although there are no other material commitments for capital expenditures currently outstanding, the Company intends additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

     The Company purchases certain inventory and equipment through financing arrangements with Deutsche Financial Services (a subsidiary of Deutsche Bank), IBM Credit Corporation and Finova Capital Corporation. At March 31, 1997, there were outstanding balances of $835,000, $2.2 million and $6.3 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Finova Capital Corporation and First Union National Bank have entered into an intercreditor agreement with respect to their relative interests. Deutsche Financial Services and IBM Credit Corporation also have entered into an intercreditor agreement with respect to their relative interests.

     The Company has a revolving credit facility with First Union National Bank pursuant to which it may borrow up to a maximum of $7.0 million (at the bank's prime rate less 0.25% or at LIBOR plus 1.50%). Obligations under such credit facility are payable within 90 days following notice of termination by the bank, or expiration of such facility on May 30, 1997, whichever is earlier, and are collateralized by substantially all the assets of the Company. From time to time, the Company borrows under the credit facility to meet its working capital needs. Outstanding borrowings under the revolving credit facility as of March 31, 1997 was $4.7 million.

     On March 7, 1997, the Company received a commitment from First Union National Bank to expand the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, intended to expire in May 1998, includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisitions. Under the new facility the Company will be able to borrow (i) for working capital purposes at the bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the bank's prime rate less 0.25% or LIBOR plus 1.50%. The commitment contemplates that the Company's obligations under such facility will be collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the bank will have subordinated its position to certain other lenders pursuant to intercreditor agreements. Despite the executed commitment with the bank, there can be no assurance that the Company will consummate such credit facility.

     The Company has entered into a master lease agreement with First Union Leasing Group, Inc. under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At March 31, 1997, capital lease obligations outstanding under these equipment leases, which expire in 1998, aggregated $115,000.

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

          27  Financial Data Schedule


    (b)   Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AlphaNet Solutions, Inc.



DATE:  May 13, 1997                 By:/s/ Stan Gang
                                       -----------------------------------------
                                       Stan Gang,
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)



DATE:  May 13, 1997                 By:/s/ Gary S. Finkel
                                        ----------------------------------------
                                       Gary S. Finkel,
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)