Form 10-Q
period 1997-06-30
ALPHANET SOLUTIONS INC
filed 1997-08-13
CIK 1002132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                           Commission File No. 0-27042

                            AlphaNet Solutions, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                        22-2554535
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

7 Ridgedale Ave., Cedar Knolls, New Jersey                                07927
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

               Yes:   X                              No:
                    -----                                -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1997:

           Class                                       Number of Shares
           -----                                       ----------------
Common Stock, $.01 par value                              6,255,360

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION ................................................1

     Item 1.  Financial Statements.............................................1

              Consolidated Balance Sheets as of December 31, 1996 and
              June 30, 1997 (unaudited)........................................2

              Consolidated Statements of Income for the Three Months and
              Six Months Ended June 30, 1996 and 1997 (unaudited)..............3

              Consolidated Statement of Changes in Shareholders' Equity
              for the Six Months Ended June 30, 1997 (unaudited)...............4

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1996 and 1997 (unaudited).........................5

              Notes to Consolidated Financial Statements (unaudited)...........6

     Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition.........................................9

              Results of Operations...........................................11

              Liquidity and Capital Resources.................................13

PART II.  OTHER INFORMATION...................................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5.  Other Information...............................................16

     Item 6.  Exhibits and Reports on Form 8-K................................18

SIGNATURES....................................................................19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                      December 31,    June 30,
                                                          1996          1997
                                                      ------------    --------
                                                                     (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ......................   $ 1,610       $16,721
     Accounts receivable, net .......................    29,848        32,579
     Inventories ....................................     4,809         4,575
     Deferred income tax asset ......................       445           445
     Prepaid expenses and other current assets .......    1,705         1,009
                                                        -------       -------
       Total current assets ..........................   38,417        55,329

Property and equipment, net ..........................    3,856         5,179
Other assets .........................................    1,374         1,197
                                                        -------       -------
       Total assets ..................................  $43,647       $61,705
                                                        =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations ....  $   103       $   107
     Accounts payable ................................   17,923        15,640
     Accrued expenses ................................    5,984         6,868
                                                        -------       -------
       Total current liabilities .....................   24,010        22,615

Advance from principal shareholder ...................      675           675
Capital lease obligations ............................       41            --
                                                        -------       -------
       Total liabilities .............................   24,726        23,290
                                                        -------       -------
Shareholders' equity:
     Preferred stock -- $0.01 par value; authorized
       3,000,000 shares, none issued .................       --            --
     Common stock -- $0.01 par value; authorized
       15,000,000 shares, 5,102,900 and 6,255,360
       shares issued and outstanding .................       51            63
     Additional paid-in capital ......................   15,904        33,125
     Retained earnings ...............................    2,966         5,227
                                                        -------       -------
       Total shareholders' equity ....................   18,921        38,415
                                                        -------       -------
       Total liabilities and shareholders' equity ....  $43,647       $61,705
                                                        =======       =======



          See accompanying notes to consolidated financial statements.

                                               ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)
                                              (in thousands, except per share amounts)


                                                               For the Three Months                   For the Six Months
                                                                  Ended June 30,                        Ended June 30,
                                                           ---------------------------           ----------------------------
                                                             1996               1997               1996                1997
                                                             ----               ----               ----                ----

Net sales:
    Product sales ......................................   $ 19,677           $ 31,609           $ 34,868           $ 70,377
    Services and support ...............................      4,568             10,201              8,673             17,934
                                                           --------           --------           --------           --------
                                                             24,245             41,810             43,541             88,311
                                                           --------           --------           --------           --------
Cost of sales:
    Product sales ......................................     17,624             28,003             30,907             62,496
    Services and support ...............................      3,086              6,736              5,695             11,764
                                                           --------           --------           --------           --------
                                                             20,710             34,739             36,602             74,260
                                                           --------           --------           --------           --------

Gross profit ...........................................      3,535              7,071              6,939             14,051
                                                           --------           --------           --------           --------

Operating expenses:
    Selling expenses ...................................      1,513              2,943              2,762              5,861
    General and administrative expenses ................      1,237              2,197              2,413              4,233
                                                           --------           --------           --------           --------
                                                              2,750              5,140              5,175             10,094
                                                           --------           --------           --------           --------

Operating income .......................................        785              1,931              1,764              3,957
                                                           --------           --------           --------           --------

Other income (expense):
    Interest income ....................................        103                 18                120                 21
    Interest expense ...................................        (20)               (85)               (55)              (146)
                                                           --------           --------           --------           --------
                                                                 83                (67)                65               (125)
                                                           --------           --------           --------           --------
Income before income taxes .............................        868              1,864              1,829              3,832
Provision for income taxes .............................        352                764                320              1,571
                                                           --------           --------           --------           --------
Net income .............................................   $    516           $  1,100           $  1,509           $  2,261
                                                           ========           ========           ========           ========

Pro forma data (Note 2):
    Income before income taxes .........................                                         $  1,829
    Provision for income taxes .........................                                              741
                                                                                                 --------
    Net income .........................................                                         $  1,088
                                                                                                 ========
Net income per share ...................................   $   0.10           $   0.20           $   0.24           $   0.42
                                                           ========           ========           ========           ========
Weighted average number
    of common shares and
    common shares equivalent ...........................      5,073              5,476              4,558              5,385
                                                           ========           ========           ========           ========


                                   See accompanying notes to consolidated financial statements.

                                      ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (Unaudited)
                                                  (in thousands)

                                                                         Additional
                                          Common        Common Stock      Paid-In         Retained
                                          Shares                          Capital         Earnings        Total
                                         --------       ------------     ----------      ----------     ---------

Balance at January 1, 1997..........      5,103           $     51       $  15,904       $   2,966      $  18,921
Sale of Common Stock................      1,150                 12          17,199              --         17,211
Exercises of stock options..........          2                 --              22              --             22
Net income..........................         --                 --              --           2,261          2,261
                                          -----           --------       ---------       ---------      ---------
Balance at June 30, 1997............      6,255           $     63       $  33,125       $   5,227      $  38,415
                                          =====           ========       =========       =========      =========




                            See accompanying notes to consolidated financial statements.

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                           For the Six Months
                                                             Ended June 30,
                                                          ---------------------
                                                            1996         1997
                                                          --------     --------
Cash flows from operating activities:
   Net income ........................................    $  1,509     $  2,261
   Adjustments to reconcile net income to net cash
    (used in) operating activities:
     Depreciation and amortization ...................         187          721
     Increase (decrease) from changes in:
       Accounts receivable, net ......................      (2,924)      (2,731)
       Inventories ...................................        (940)         234
       Prepaid expenses and other current assets .....      (1,475)         696
       Other assets ..................................         388           51
       Accounts payable and accrued expenses .........       1,387       (1,399)
                                                          --------     --------
     Net cash (used in) operating activities .........      (1,868)        (167)
                                                          --------     --------
Cash flows from investing activities:
   Property and equipment expenditures ...............        (738)      (1,918)
   Receipt of loan repayments - shareholder ..........         413           --
                                                          --------     --------
     Net cash (used in) investing activities .........        (325)      (1,918)
                                                          --------     --------
Cash flows from financing activities:
   Net proceeds from sales of common stock ...........      15,739       17,211
   Exercises of stock options ........................          --           22
   Repayment of long-term debt .......................        (736)          --
   Repayment of capital lease obligations ............         (45)         (37)
   Payment of dividends ..............................      (1,147)          --
   Distribution of S Corporation earnings ............      (6,155)          --
                                                          --------     --------
     Net cash provided by financing activities .......       7,656       17,196
                                                          --------     --------
Net increase in cash and cash equivalents ............       5,463       15,111

Cash and cash equivalents, beginning of period .......       1,223        1,610
                                                          --------     --------
Cash and cash equivalents, end of period .............    $  6,686     $ 16,721
                                                          ========     ========



          See accompanying notes to consolidated financial statements.

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)

Note 1 -- Basis of Presentation:

     The information presented for June 30, 1996 and 1997, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of AlphaNet Solutions, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1996 and 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

     Certain indirect costs, totaling $734 and $1,435, relating to the three-month and six-month periods ended June 30, 1996, respectively, which previously were classified as costs of services and support, have been reclassified to general and administrative expenses to conform with industry practices.

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

     For informational purposes, the accompanying statements of income for the six months ended June 30, 1996 include a pro forma adjustment for income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during such period.

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)


Note 3 -- Net Income Per Share:

     Net income per share (pro forma for the six months ended June 30, 1996) is computed using the weighted average number of common shares and common shares equivalent outstanding during the period. Common shares equivalent consists of the Company's common shares issuable upon the exercise of stock options. Pursuant to the requirements of the Securities and Exchange Commission, stock options issued by the Company during the twelve months immediately preceding the Company's initial public offering have been included in the weighted average number of common shares and common shares equivalent used in computing pro forma net income per share as if they were outstanding for periods prior to the Company's initial public offering using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The Statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this Statement by the Company is not expected to have a material impact on earnings per share.

Note 4 -- Public Offering of Common Stock:

     On June 18, 1997, the Company consummated a follow-on public offering of 2,000,000 shares of its Common Stock at a price to the public of $16.50 per share, of which 1,150,000 were issued and sold by the Company and 850,000 shares were sold by certain selling shareholders. The Company received $15.51 per share, before offering expenses, resulting in net proceeds of approximately $17,211. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

Note 5 --New Credit Facility:

     On June 30, 1997, the Company and First Union National Bank (the "Bank") executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15,000 for short-term working capital purposes. Such facility, which matures on June 30, 1998, includes a $2,500 sublimit for letters of credit and a $5,000 sublimit for acquisition advances. Under the new facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements.

Note 6 --Subsequent Event:

     On August 13, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of The Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services located in New York City. The Company purchased, among other assets, the entire customer list, accounts receivable and inventory of Lande for an aggregate purchase price of up to $1,000, of which $750 was paid at closing and $250 is held in escrow pending certain post-closing adjustments. The Company also assumed certain liabilities, including certain trade debt of $2,943, which was paid by the Company at closing, accounts payable and accrued expenses of approximately $1,900 and obligations under a lease which expires in April 2008, for New York City office space which will serve as the Company's New York headquarters. The value of the assets purchased was approximately the same as the liabilities assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. For the first six months of 1997, net product sales were approximately 80% and services and support revenue was approximately 20% of the Company's net sales.

     The Company has distribution agreements with MicroAge Computer Centers, Inc. ("MicroAge") and Ingram Micro ("Ingram"), two of the nation's largest aggregators of computer products, to acquire most of its IT products for resale. The Company's relationship with MicroAge commenced in 1984, and as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with MicroAge and Ingram give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, microcomputers, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the first six months of 1997, the Company acquired approximately 32% and 49% of its products for resale from MicroAge and Ingram, respectively.

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

     The Company offers network consulting (including systems integration), workstation support, education, communications installation and IT staffing services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel expenses which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The Company's utilization rates for service personnel likely will be adversely affected during periods of rapid and concentrated hiring. During the first six months of 1997, the Company's staff of service personnel increased from 242 at December 31, 1996 to 422 at June 30, 1997. In addition, the competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins.

     The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related expenses for billable technical personnel. The Company's selling expenses consist primarily of personnel costs, including sales commissions earned by employees involved in the sales of IT products, services and support. These personnel include direct sales, sales support and marketing personnel. Sales commissions are recorded as revenue is recognized. General and administrative expenses consist of all other operating expenses, including primarily salaries and occupancy costs for administrative, executive and finance personnel. Certain indirect costs, totaling $734,000 and $1.4 million, relating to the three months and six months ended June 30, 1996, respectively, which previously were classified as costs of service and support, have been reclassified to general and administrative expenses to conform with current industry practices.

     The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' IT product requirements and its long-term relationships with large clients, positions the Company to continue to grow the services component of its business, while further strengthening its product sales. As such, the Company anticipates that an increasing percentage of its gross profits in the long term will be derived from the services and support component of its business. For example, in the second quarter of 1997, the Company's services and support business represented 24% of net sales and 49% of gross profit. The Company's services and support revenue as a percentage of net sales and gross profit may vary from quarter to quarter primarily as a result of fluctuations in the volume of product sales. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's forward-looking statements, including, but not limited to, those statements relating to the anticipated growth in the services and support component of the Company's business, include risks and uncertainties. Such risks and uncertainties include, but are not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers,
(c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services,
(i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal management information systems ("MIS") infrastructure; (v) the Company's ability to develop, market, provide, and achieve market acceptance of, new service offerings to new and existing clients; (vi) the Company's ability to attract, hire, train and retain qualified technical personnel in an increasingly competitive market; (vii) the Company's substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (x) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; and (xi) the Company's reliance on the continued services of key executive officers and salespersons. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

     Three  Months  Ended June 30, 1996  Compared to Three Months Ended June 30,
1997

     Net sales. Net sales increased by 72.4%, or $17.6 million, from $24.2 million in the second quarter of 1996 to $41.8 million in the second quarter of 1997. Product sales increased by 60.6%, or $11.9 million, from $19.7 million in the second quarter of 1996 to $31.6 million in second quarter of 1997. This increase was attributable primarily to product sales resulting from the Company's July 1996 acquisition of certain assets and the business of Lior and to increased demand from the Company's established customer base. Services and support revenue increased by 123.3%, or $5.6 million, from $4.6 million in the second quarter 1996 to $10.2 million in the second quarter of 1997. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, and to an increase in the number and size of client projects. In the second quarter of 1997, sales to Nabisco, the Company's largest customer, accounted for approximately 17% of the Company's net sales. In addition, KPMG Peat Marwick accounted for approximately 10% of net sales during the second quarter of 1997. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

     Gross profit. The Company's gross profit increased by 100.0%, or $3.5 million, from $3.5 million in the second quarter of 1996 to $7.1 million in the second quarter of 1997. Gross profit margin increased from 14.6% of net sales in second quarter of 1996 to 16.9% in the second quarter of 1997. Gross profit margin attributable to product sales increased from 10.4% in the second quarter of 1996 to 11.4% in second quarter of 1997. The increase in such gross profit margin during the second quarter of 1997 was attributable primarily to customer mix and higher purchase discounts from vendors. Gross profit margin attributable to services and support revenue increased from 32.4% of services and support revenue in second quarter of 1996 to 34.0% in second quarter of 1997. The increase in the gross profit margin was attributable primarily to higher utilization rates of service personnel.

     Selling expenses. Selling expenses increased by 94.5%, or $1.4 million, from $1.5 million in second quarter of 1996 to $2.9 million in the second quarter of 1997, and increased from 6.2% to 7.0% of net sales, respectively. The increases in selling expenses were primarily attributable to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's service and support offerings, the costs associated with the Company's new service offerings and the costs incurred in connection with the Company's expansion into the Philadelphia market.

     General and administrative expenses. General and administrative expenses increased by 77.6%, or $960,000, from $1.2 million in the second quarter of 1996 to $2.2 million in the second quarter of 1997, and increased from 5.1% to 5.3% of net sales, respectively. The increases in general and administrative expenses were due primarily to increases in personnel expenses, training costs, professional fees and depreciation charges.

     Six Months Ended June 30, 1996 Compared To Six Months Ended June 30, 1997

     Net sales. Net sales increased by 102.8%, or $44.8 million, from $43.5 million in the first six months of 1996 to $88.3 million in the first six months of 1997. Product sales increased by 101.8%, or $35.5 million, from $34.9 million in the first six months of 1996 to $70.4 million in the first six months of 1997. This increase was attributable primarily to increased demand from the Company's established customer base and to product sales resulting from the Company's July 1996 acquisition of certain assets and the business of Lior. Services and support revenue increased by 106.8%, or $9.3 million, from $8.7 million in the first six months of 1996 to $17.9 million in the first six months of 1997. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of client projects. In the first six months of 1997, sales to Nabisco, the Company's largest customer, accounted for approximately 20% of the Company's net sales. In addition, KPMG Peat Marwick accounted for approximately

11% of net sales during the first six months of 1997. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

     Gross profit. The Company's gross profit increased by 102.5%, or $7.1 million, from $6.9 million in the first six months of 1996 to $14.0 million in the first six months of 1997. Gross profit margin remained constant at 15.9% of net sales in the first six months of 1996 and 1997, respectively. Gross profit margin attributable to product sales remained relatively constant, decreasing slightly from 11.4% in the first six months of 1996 to 11.2% in the first six months of 1997. Gross profit margin attributable to services and support revenue remained relatively constant, increasing slightly from 34.3% of services and support revenue in the first six months of 1996 to 34.4% in the first six months of 1997. The Company increased its staff of technical personnel from 242 at December 31, 1996 to 422 at June 30, 1997.

     Selling expenses. Selling expenses increased by 112.2%, or $3.1 million, from $2.8 million in the first six months of 1996 to $5.9 million in the first six months of 1997, and increased from 6.3% to 6.6% of net sales, respectively. The increases in selling expenses were primarily attributable to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's service and support offerings, the costs associated with the Company's new service offerings and the costs incurred in connection with the Company's expansion into the Philadelphia market.

     General and administrative expenses. General and administrative expenses increased by 75.4%, or $1.8 million, from $2.4 million in the first six months of 1996 to $4.2 million in the first six months of 1997, but decreased from 5.5% to 4.8% of net sales, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in personnel expenses, training costs, professional fees and depreciation charges. The decrease as a percentage of net sales was due primarily to the substantial increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

     In March and April 1996, the Company consummated an initial public offering of 2,200,000 shares of its Common Stock at a price to the public of $10.50 per share. Of the 2,200,000 shares sold, 1,700,000 shares (including 100,000 shares issued and sold by the Company upon the exercise of the underwriters' over-allotment option) were issued and sold by the Company and 500,000 shares were sold by The Gang Annuity Trust. The Company did not receive any of the proceeds from the sale of shares by such selling shareholder. The net proceeds to the Company were $15.7 million.

     On June 18, 1997, the Company consummated a follow-on public offering of 2,000,000 shares of its Common Stock at a price to the public of $16.50 per share. Of such shares, 1,150,000 were issued and sold by the Company and an aggregate of 850,000 shares were sold by Stan Gang, the Company's founder, Chairman, President and Chief Executive Officer, and

The Gang Annuity Trust. The Company received $15.51 per share, before offering expenses, resulting in net proceeds of approximately $17.2 million. The Company used approximately $3.7 million of the net proceeds to repay all amounts outstanding under its credit facility with First Union National Bank (the "Bank"). Amounts outstanding under such facility were utilized by the Company for short-term working capital purposes and carried an interest rate equal to the Bank's prime rate less 0.25% or LIBOR plus 1.50%. See below for a discussion of the Company's current financing terms with the Bank. The Company did not receive any proceeds from the sale of shares by such selling shareholders.

     Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, such cash has been augmented with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its Common Stock referenced above. The Company's cash used in operations was $167,000 for the six months ended June 30, 1997 and consisted primarily of an increase in accounts receivable of $2.7 million and a decrease in accounts payable and accrued expenses of $1.4 million, mostly offset by net income of $2.3 million, depreciation and amortization of $721,000 and a decrease in prepaid expenses and other current assets of $696,000. The increase in accounts receivable in the first six months of 1997 was primarily attributable to temporary delays in cash receipts from a few large customers. The decrease in accounts payable and accrued expenses in the first six months of 1997 is primarily due to the timing of certain large payments related to inventory purchases. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, which accounts receivable have increased as net sales have increased.

     The Company's working capital was $32.7 million at June 30, 1997 compared to $14.4 million at December 31, 1996.

     The Company invested $1.9 million in property and equipment in the first six months of 1997, primarily related to purchases and upgrades of computer equipment and software utilized in-house, and development of the services component of the Company's business. Although there are no other material commitments for capital expenditures currently outstanding, the Company intends to make additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

     The Company purchases certain inventory and equipment through financing arrangements with IBM Credit Corporation and Finova Capital Corporation. At June 30, 1997, there were outstanding balances of $4.3 million and $7.5 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Finova Capital Corporation and the Bank have entered into an intercreditor agreement with respect to their relative interests. The Company terminated and paid all amounts outstanding under its financing arrangement with Deutsche Financial Services during the second quarter of 1997.

     On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, which matures on June 30, 1998, includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the new facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements.

     The Company has entered into a master lease agreement with First Union Leasing Group, Inc. under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At June 30, 1997, capital lease obligations outstanding under the equipment leases, which expire in 1998, aggregated $107,000.

     The Company believes that its available funds, together with existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 15, 1997.

     There were present at the Meeting in person or by proxy shareholders holding an aggregate of 4,567,907 shares of Common Stock of a total number of 5,102,900 shares then issued and outstanding. The results of the vote taken at such Meeting with respect to each nominee for director were as follows:

      Nominees                               For                        Withheld
      --------                               ---                        --------
Stan Gang                                 4,562,007                      5,900
Michael Gang                              4,561,907                      6,000
Michael R. Bruce                          4,562,007                      5,900
David J. Sorin, Esq.                      4,561,907                      6,000
Susan H. Wolford                          4,562,007                      5,900

     In addition, a vote of the shareholders was taken at the Meeting on the proposal to ratify the appointment of Price Waterhouse LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. Of the shares present at the Meeting in person or by proxy 4,550,932 shares of Common Stock were voted in favor of such proposal, 11,000 shares of Common Stock were voted against such proposal, 5,475 shares of Common Stock abstained from voting and there were 500 broker nonvotes.

ITEM 5. OTHER INFORMATION.

     Public Offering of Common Stock

     On June 18, 1997, the Company consummated a follow-on public offering of 2,000,000 shares of its Common Stock (the "Offering") at a price to the public of $16.50 per share, of which 1,150,000 were issued and sold by the Company and an aggregate of 850,000 shares were sold by Stan Gang, the Company's founder, Chairman, President and Chief Executive Officer, and The Gang Annuity Trust (the "Selling Shareholders"). The Company received $15.51 per share, before offering expenses, resulting in net proceeds of approximately $17.2 million. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The Company used a portion of the net proceeds from this offering to repay $3.7 million outstanding under the Company's credit facility with First Union National Bank (the "Bank"). Amounts outstanding under the credit facility were utilized by the Company for short-term working capital purposes and carried an interest rate equal to the bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company also intends to use approximately $4.0 million of the net proceeds from the Offering for the expansion of the services component of the Company's business and the enhancement of the Company's MIS infrastructure. The balance of the net proceeds will be used for working capital and other general corporate purposes, including possible acquisitions of IT products and service businesses in order to expand the Company's service offerings, to add to or enhance its base of technical or sales personnel, or to provide desirable customer relationships. Pending such uses, the net proceeds to the Company from this offering will be invested in short-term, investment-grade, interest-bearing instruments. See below for a discussion of the Company's acquisition of The Lande Group, Inc.

     New Credit Facility

     On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, which matures on June 30, 1998, includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the new facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements.

     Acquisition of The Lande Group, Inc.

     On August 13, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of The Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services located in New York City. The Company purchased, among other assets, the entire customer list, accounts receivable and inventory of Lande for an aggregate purchase price of up to $1.0 million, of which $750,000 was paid at closing and $250,000 is held in escrow pending certain post-closing adjustments. The Company also assumed certain liabilities, including certain trade debt of approximately $2.9 million, which was paid by the Company at closing, accounts payable and accrued expenses of approximately $1.9 million and obligations under a lease, which expires in April 2008, for New York City office space which will serve as the Company's New York headquarters. The value of the assets purchased was approximately the same as the liabilities assumed. In addition, seven former Lande salespersons and 32 former Lande technical service personnel have joined the Company. Among such personnel, Stewart Lande, the former President of Lande, joined the Company as a General Manager.

     The Company funded the purchase price from a portion of the net proceeds of the follow-on public offering of its Common Stock consummated in June 1997. In determining the purchase price, the Company considered, among other factors, the past and projected revenues and earnings generated from the Lande business, the value of the Lande technical personnel to the Company and the strategic value of an enhanced New York City presence.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          10.1 Loan and Security Agreement dated June 30, 1997 by and between First Union National Bank and AlphaNet Solutions, Inc.

          10.2 Asset Purchase Agreement dated August 1, 1997 by and between the Company and The Lande Group, Inc.

          11   Computation of Pro forma Earnings Per Share.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this quarterly report on Form 10-Q is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AlphaNet Solutions, Inc.




DATE:  August 13, 1997         By:   /s/Stan Gang
                                    -------------------------------------
                                    Stan Gang,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





DATE:  August 13, 1997         By:   /s/Gary S. Finkel
                                    -------------------------------------
                                    Gary S. Finkel,
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)