Form 10-Q
period 1997-09-30
ALPHANET SOLUTIONS INC
filed 1997-11-13
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                           Commission File No. 0-27042


                            AlphaNet Solutions, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              New Jersey                                 22-2554535
      -------------------------------                -------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)


7 Ridgedale Ave., Cedar Knolls, New Jersey                              07927
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (973) 267-0088
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:    X                               No:
                   ------                                 ------


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1997:

          Class                                           Number of Shares
          -----                                           ----------------

  Common Stock, $.01 par value                                6,256,240

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
                                -----------------



PART I.  FINANCIAL INFORMATION...............................................1

      Item 1. Financial Statements...........................................1

            Consolidated Balance Sheets
            as of December 31, 1996
            and September 30, 1997 (unaudited)...............................2

            Consolidated Statements of Income
            for the Three Months and Nine Months Ended
            September 30, 1996 and 1997 (unaudited) .........................3

            Consolidated Statement of Changes in Shareholders'
            Equity for the Nine Months Ended
            September 30, 1997 (unaudited)...................................4

            Consolidated Statements of Cash Flows
            for the Nine Months Ended
            September 30, 1996 and 1997 (unaudited) .........................5

            Notes to Consolidated Financial Statements (unaudited)...........6

      Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition....................9

            Results of Operations...........................................11

            Liquidity and Capital Resources.................................14

PART II.  OTHER INFORMATION.................................................16

      Item 5. Other Information.............................................16

      Item 6. Exhibits and Reports on Form 8-K..............................17


SIGNATURES..................................................................18

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                        December 31,  September 30,
                                                            1996           1997
                                                        ------------  -------------
                                                                       (unaudited)

                        ASSETS
Current assets:
   Cash and cash equivalents.........................     $   1,610      $   8,350
   Accounts receivable, net..........................        29,848         42,030
   Inventories.......................................         4,809          7,121
   Deferred income tax asset.........................           445            850
   Prepaid expenses and other current assets.........         1,705          2,819
                                                          ---------      ---------
     Total current assets............................        38,417         61,170
Property and equipment, net..........................         3,856          6,274
Other assets.........................................         1,374          2,433
                                                          ---------      ---------
     Total assets....................................     $  43,647      $  69,877
                                                          =========      =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations......     $     103      $      71
   Accounts payable..................................        17,923         18,911
   Accrued expenses..................................         5,984         10,379
                                                          ---------      ---------
     Total current liabilities ......................        24,010         29,361
Advance from principal shareholder...................           675            675
Capital lease obligations............................            41             --
                                                          ---------      ---------
     Total liabilities...............................        24,726         30,036
                                                          ---------      ---------
Shareholders' equity:
   Preferred stock -- $0.01 par value; authorized
     3,000,000 shares, none issued...................            --             --
   Common stock -- $0.01 par value; authorized
     15,000,000 shares, 5,102,900 and 6,256,240
     shares issued and outstanding...................            51             63
   Additional paid-in capital........................        15,904         33,133
   Retained earnings.................................         2,966          6,645
                                                          ---------      ---------
     Total shareholders' equity......................        18,921         39,841
                                                          ---------      ---------
     Total liabilities and shareholders' equity......     $  43,647      $  69,877
                                                          =========      =========


          See accompanying notes to consolidated financial statements.


                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                       For the Three Months       For the Nine Months
                                       Ended September 30,        Ended September 30,
                                      ---------------------     -----------------------
                                        1996        1997           1996          1997
                                      -------     --------      ---------     ---------

Net sales:
   Product sales.................     $25,466     $ 34,590      $  60,334     $ 104,967
   Services and support..........       5,113       11,902         13,786        29,836
                                      -------       ------      ---------     ---------
                                       30,579       46,492         74,120       134,803
                                      -------       ------      ---------     ---------
Cost of sales:
   Product sales.................      22,482       30,477         53,389        92,973
   Services and support..........       3,227        7,962          8,922        19,726
                                      -------       ------      ---------       -------
                                       25,709       38,439         62,311       112,699
                                      -------       ------      ---------       -------
Gross profit.....................       4,870        8,053         11,809        22,104
                                      -------       ------      ---------       -------

Operating expenses:
   Selling expenses..............       1,919        3,547          4,681         9,408
   General and administrative
    expenses.....................       1,367        2,242          3,780         6,475
                                      -------       ------      ---------     ---------
                                        3,286        5,789          8,461        15,883
                                      -------       ------      ---------       -------

Operating income.................       1,584        2,264          3,348         6,221
                                      -------       ------      ---------       -------

Other income (expense):
   Interest income...............          74          143            194           164
   Interest expense..............         (15)          (3)           (70)         (149)
                                      -------       ------      ---------       -------
                                           59          140            124            15
                                      -------       ------      ---------       -------
Income before income taxes.......       1,643        2,404          3,472         6,236
Provision for income taxes.......         674          986            994         2,557
                                      -------       ------      ---------       -------
Net income.......................     $   969     $  1,418      $   2,478     $   3,679
                                      =======     ========      =========     =========

Pro forma data (Note 2):
   Income before income taxes....                               $   3,472
   Provision for income taxes....                                   1,415
                                                                ---------
   Net income....................                               $   2,057
                                                                =========
Net income per share.............     $  0.19    $    0.22     $     0.43    $     0.64
                                      =======    =========     ==========    ==========
Weighted average number
   of common shares and
   common shares equivalent......       5,100        6,460          4,739         5,743
                                      =======     ========      =========     =========


          See accompanying notes to consolidated financial statements.


                           ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                       (in thousands)


                                                           Additional
                                       Common     Common    Paid-In     Retained
                                       Shares     Stock     Capital     Earnings     Total
                                       ------     -----    ----------   --------     -----

Balance at January 1, 1997........      5,103    $    51   $ 15,904     $  2,966   $ 18,921

Sale of Common Stock..............      1,150         12     17,199           --     17,211

Exercises of stock options........          3         --         30           --         30

Net income........................         --         --         --        3,679      3,679
                                      -------    -------   --------       ------   --------
Balance at September 30, 1997.....      6,256    $    63   $ 33,133     $  6,645   $ 39,841
                                      =======    =======   ========     ========   ========


                See accompanying notes to consolidated financial statements.


                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             For the Nine Months
                                                             Ended September 30,
                                                          -------------------------
                                                               1996          1997
                                                          -----------     ---------

Cash flows from operating activities:
  Net income............................................  $     2,478     $   3,679
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.......................          383         1,193
    Deferred income taxes...............................           --          (405)
    Increase (decrease) from changes in:
      Accounts receivable, net..........................       (8,634)       (8,620)
      Inventories.......................................       (2,333)       (2,145)
      Prepaid expenses and other current assets.........         (802)         (873)
      Other assets......................................          391            36
      Accounts payable and accrued expenses.............        6,441           512
                                                          -----------     ---------

    Net cash used in operating activities...............       (2,076)       (6,623)
                                                          -----------     ----------

Cash flows from investing activities:
  Property and equipment expenditures...................       (1,412)       (3,194)
  Receipt of loan repayments - shareholder..............          413            --
  Acquisition of businesses (net of cash acquired)......         (971)         (611)
                                                          -----------     ----------

    Net cash used in investing activities...............       (1,970)       (3,805)
                                                          -----------     ----------

Cash flows from financing activities:
  Net proceeds from sales of common stock...............       15,739        17,211
  Exercises of stock options............................           --            30
  Repayment of long-term debt...........................         (736)           --
  Repayment of capital lease obligations................          (60)          (73)
  Payment of dividends..................................       (1,147)           --
  Distribution of S Corporation earnings................       (6,155)           --
                                                          -----------     ---------

    Net cash provided by financing activities...........        7,641        17,168
                                                          -----------     ---------

Net increase in cash and cash equivalents...............        3,595         6,740

Cash and cash equivalents, beginning of period..........        1,223         1,610
                                                          -----------     ---------

Cash and cash equivalents, end of period................  $     4,818     $   8,350
                                                          ===========     =========


                See accompanying notes to consolidated financial statements.

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



Note 1 -- Basis of Presentation:
--------------------------------

      The information presented for September 30, 1996 and 1997, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of the management of AlphaNet Solutions, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1997, the results of its operations for the three-month and nine-month periods ended September 30, 1996 and 1997 and its cash flows for the nine-month periods ended September 30, 1996 and 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-K, as filed with the Securities and Exchange Commission.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

      Certain indirect costs, totaling $769 and $2,204, relating to the three-month and nine-month periods ended September 30, 1996, respectively, which previously were classified as costs of services and support, have been reclassified to general and administrative expenses to conform with industry practices.



Note 2 -- Income Taxes:
-----------------------

      Prior to March 19, 1996, the Company, with the consent of its shareholders, had elected to be taxed under Subchapter S of the Internal Revenue Code as an S Corporation for federal income tax purposes. In lieu of corporate income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income. As a result, the Company was not subject to federal income taxes prior to March 19, 1996. The Company had also elected S Corporation status in the State of New Jersey. The accompanying financial statements include provisions for certain state and local income taxes which were imposed at the corporate level.

      On March 19, 1996, the Company terminated its status as an S Corporation and became subject to federal and state income taxes thereafter at applicable C Corporation income tax rates.

      For informational purposes, the accompanying statements of income for the nine-month period ended September 30, 1996 include a pro forma adjustment for income taxes which would have been recorded if the Company had not been an S Corporation, based on the tax laws in effect during such period.

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



Note 3 -- Net Income Per Share:
-------------------------------

      Net income per share (pro forma for the nine months ended September 30, 1996) is computed using the weighted average number of common shares and common shares equivalent outstanding during the period. Common shares equivalent consists of the Company's common shares issuable upon the exercise of stock options. Pursuant to the requirements of the Securities and Exchange Commission, stock options issued by the Company during the twelve months immediately preceding the Company's initial public offering have been included in the weighted average number of common shares and common shares equivalent used in computing pro forma net income per share as if they were outstanding for periods prior to the Company's initial public offering using the treasury stock method.

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



Note 4 -- Public Offering of Common Stock:
------------------------------------------

      On June 18, 1997, the Company consummated a follow-on public offering of 2,000,000 shares of its Common Stock at a price to the public of $16.50 per share, of which 1,150,000 shares were issued and sold by the Company and 850,000 shares were sold by certain selling shareholders. The Company received $15.51 per share, before offering expenses, resulting in net proceeds of approximately $17,211. The Company did not receive any proceeds from the sale of shares by the selling shareholders.



Note 5 -- New Credit Facility:
------------------------------

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

                     ALPHANET SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        (in thousands, except share data)



Note 6 --Acquisition:
---------------------

      On August 13, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of The Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services located in New York City. The Company purchased, among other assets, the entire customer list, accounts receivable and inventory of Lande for an aggregate purchase price of up to $1,100, of which $750 was paid at closing and $250 is held in escrow pending certain post-closing adjustments. An additional $50 is payable to Lande by the Company on each of the first and second anniversary of the closing date. The Company also assumed certain liabilities, including certain trade debt of $2,943, which was paid by the Company at closing, accounts payable and accrued expenses of $1,828 and obligations under a lease which expires in April 2008, for New York City office space which will serve as the Company's New York headquarters. The value of the assets purchased was approximately the same as the liabilities assumed. Intangible assets, which are included in other assets, of approximately $1,193 resulted from this transaction and are being amortized over their useful life.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


General
-------

      The Company is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. For the first nine months of 1997, net product sales were approximately 78% and services and support revenue was approximately 22% of the Company's net sales.

      The Company has distribution agreements with MicroAge Computer Centers, Inc. ("MicroAge") and Ingram Micro ("Ingram"), two of the nation's largest aggregators of computer products, to acquire most of its IT products for resale. The Company's relationship with MicroAge commenced in 1984, and as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with MicroAge and Ingram give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, microcomputers, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the first nine months of 1997, the Company acquired approximately 35% and 45% of its products for resale from MicroAge and Ingram, respectively.

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

      The Company offers network consulting (including systems integration), workstation support, education, communications installation and IT staffing services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are generally billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel expenses which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The Company's utilization rates for service personnel likely will be adversely affected during periods of rapid and concentrated hiring. During the first nine months of 1997, the Company's staff of service personnel increased from 242 at December 31, 1996 to 503 at September 30, 1997. In addition, the competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins.

      The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries, benefits and related expenses for billable technical personnel. The Company, like many IT service companies, is experiencing increased demand for qualified technical personnel which has resulted in higher salaries for such personnel. The Company believes that such salaries are increasing faster than related billable rates, resulting in downward pressure on margins. The Company's selling expenses consist primarily of personnel costs, including sales commissions earned by employees involved in the sales of IT products, services and support. These personnel include direct sales, sales support and marketing personnel. Sales commissions are recorded as revenue is recognized. General and administrative expenses consist of all other operating expenses, including primarily salaries, benefits and related expenses, and occupancy costs for administrative, executive and finance personnel. In addition, the Company believes that its costs for health insurance benefits for its employees may increase substantially commencing with the fourth quarter of 1997. The Company is currently negotiating with its insurance carrier and is in the process of reviewing its health insurance alternatives. Certain indirect costs, totaling $769,000 and $2.2 million, relating to the three months and nine months ended September 30, 1996, respectively, which previously were classified as costs of services and support, have been reclassified to general and administrative expenses to conform with current industry practices.

      The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' IT product requirements and its long-term relationships with large clients, positions the Company to continue to grow the services component of its business, while further strengthening its product sales. As such, the Company anticipates that an increasing percentage of its gross profits in the long term will be derived from the services and support component of its business. For example, in the third quarter of 1997, the Company's services and support business represented 26% of net sales and 49% of gross profit. The Company's services and support revenue as a percentage of net sales and gross profit may vary from quarter to quarter primarily as a result of fluctuations in the volume of product sales. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

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



Results of Operations
---------------------


Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997

      Net sales. Net sales increased by 52.0%, or $15.9 million, from $30.6 million in the third quarter of 1996 to $46.5 million in the third quarter of 1997. Product sales increased by 35.8% or $9.1 million, from $25.5 million in the third quarter of 1996 to $34.6 million in the third quarter of 1997. The increase was attributable primarily to very high product sales to KPMG Peat Marwick, which was the Company's largest customer during the third quarter of 1997. Services and support revenue increased by 132.8%, or $6.8 million, from $5.1 million in the third quarter of 1996 to $11.9 million in the third quarter of 1997. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, an increase in the number and size of client projects, and the addition of several long-term staffing contracts. In the third quarter of 1997, sales to Nabisco, the Company's largest customer for the nine months ended September 30, 1997, accounted for approximately 12% of the Company's net sales. KPMG Peat Marwick accounted for approximately 21% of net sales during the third quarter of 1997. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at current levels.


      Gross profit. The Company's gross profit increased by 65.4%, or $3.2 million, from $4.9 million in the third quarter of 1996 to $8.1 million in the third quarter of 1997. The Company's overall gross profit margin increased due to the improved sales mix resulting from higher services and support revenue. Total gross margins increased from 15.9% in the third quarter of 1996 to 17.3% in the third quarter of 1997. Gross profit margin attributable to product sales increased from 11.7% in the third quarter of 1996 to 11.9% in the third quarter of 1997. Gross profit margin attributable to services and support revenue decreased from 36.9% of services and support revenue in the third quarter of 1996 to 33.1% in the third quarter of 1997. This decrease in service and support gross margin was primarily attributed to the addition of several long-term staffing contracts, which typically yield lower gross margins than projects. Additionally, higher salary costs for technical personnel have not been fully passed on to customers.


      Selling expenses. Selling expenses increased by 84.8%, or $1.6 million, from $1.9 million in the third quarter of 1996 to $3.5 million in the third quarter of 1997, and increased from 6.3% to 7.6% of net sales, respectively. The increases in selling expenses were attributable primarily to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's service and support offerings, the costs associated with the Company's new service offerings, the costs incurred in connection with the Company's expansion into the Philadelphia market and costs associated with the Lande operations after August 1, 1997.


      General and administrative expenses. General and administrative expenses increased by 64.0%, or $875,000, from $1.4 million in the third quarter of 1996 to $2.2 million in the third quarter of 1997, and increased from 4.5% to 4.8% of net sales, respectively. The increases in general and administrative expenses were due primarily to increases in personnel expenses, training costs and depreciation charges.



Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1997

      Net sales. Net sales increased by 81.9%, or $60.7 million, from $74.1 million in the first nine months of 1996 to $134.8 million in the first nine months of 1997. Product sales increased by 74.0%, or $44.6 million, from $60.3 million in the first nine months of 1996 to $105.0 million in the first nine months of 1997. This increase was attributable primarily to increased demand from the Company's established customer base and to product sales resulting from the Company's July 1996 acquisition of certain assets and the business of Lior. Services and support revenue increased by 116.4%, or $16.1 million, from $13.8 million in the first nine months of 1996 to $29.8 million in the first nine months of 1997. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, an increase in the number and size of client projects and the addition of several long-term staffing contracts. In the first nine months of 1997, sales to Nabisco, the Company's largest customer, accounted for approximately 17% of the Company's net sales. In addition, KPMG Peat Marwick accounted for approximately 14% of net sales during the first nine months of 1997. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at existing levels.


      Gross profit. The Company's gross profit increased by 87.2%, or $10.3 million, from $11.8 million in the first nine months of 1996 to $22.1 million in the first nine months of 1997. The Company's overall gross profit margin increased due to the improved sales mix as a result of the increase in services and support revenue. Total gross margins increased from 15.9% in the first nine months of 1996 to 16.4% in the first nine months of 1997. Gross profit margin attributable to product sales remained relatively constant, decreasing slightly from 11.5% in the first nine months of 1996 to 11.4% in the first nine months of 1997. Gross profit margin attributable to services and support revenue decreased from 35.3% of services and support revenue in the first nine months of 1996 to 33.9% in the first nine months of 1997. This decrease in service and support gross margins was primarily attributed to the addition of several long-term staffing contracts, which typically yield lower gross margins than projects. Additionally, higher salary costs for technical personnel have not been fully passed on to customers. The Company increased its staff of technical personnel from 242 at December 31, 1996 to 503 at September 30, 1997.


      Selling expenses. Selling expenses increased by 101.0%, or $4.7 million, from $4.7 million in the first nine months of 1996 to $9.4 million in the first nine months of 1997, and increased from 6.3% to 7.0% of net sales, respectively. The increases in selling expenses were primarily attributable to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's service and support offerings, the costs associated with the Company's new service offerings, the costs incurred in connection with the Company's expansion into the Philadelphia market, and costs associated with the Lande operations after August 1, 1997.


      General and administrative expenses. General and administrative expenses increased by 71.3%, or $2.7 million, from $3.8 million in the first nine months of 1996 to $6.5 million in the first nine months of 1997, but decreased from 5.1% to 4.8% of net sales, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in personnel expenses, training costs, professional fees and depreciation charges. The decrease as a percentage of net sales was due primarily to the substantial increase in net sales.



Liquidity and Capital Resources
-------------------------------

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

      On June 18, 1997, the Company consummated a follow-on public offering of 2,000,000 shares of its Common Stock at a price to the public of $16.50 per share. Of such shares, 1,150,000 were issued and sold by the Company and an aggregate of 850,000 shares were sold by Stan Gang, the Company's founder, Chairman, President and Chief Executive Officer, and The Gang Annuity Trust. The Company received $15.51 per share, before offering expenses, resulting in net proceeds of approximately $17.2 million. The Company did not receive any proceeds from the sale of shares by such selling shareholders. The Company used approximately $3.7 million of the net proceeds to repay all amounts then outstanding under its credit facility with the Bank. Amounts outstanding under such facility were utilized by the Company for short-term working capital purposes and carried an interest rate equal to the Bank's prime rate less 0.25% or LIBOR plus 1.50%. See below for a discussion of the Company's current financing terms with the Bank.

      Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, such cash has been augmented with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its Common Stock referenced above. The Company's cash used in operations was $6.6 million for the nine months ended September 30, 1997 and consisted primarily of an increase in accounts receivable of $8.6 million and an increase in inventories of $2.1 million partially offset by net income of $3.7 million. As measured in days sales outstanding, the Company's accounts receivable increased from 58 days at December 31, 1996 to 76 days at September 30, 1997. The increase in accounts receivable in absolute dollars and in days sales outstanding in the first nine months of 1997 was primarily attributable to temporary delays in cash receipts from a few large customers and increased services and support revenues which typically yield slower cash receipts than product sales. The increase in inventories was attributable primarily to the purchase of computer equipment subject to firm purchase orders with expected delivery to customers in the fourth quarter of 1997. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, which accounts receivable have increased as net sales have increased.

      The Company's working capital was $31.8 million at September 30, 1997 compared to $14.4 million at December 31, 1996.

      The Company invested $3.2 million in property and equipment in the first nine months of 1997, primarily related to purchases and upgrades of computer equipment and software utilized in-house, and development of the services component of the Company's business. Although there are no other material commitments for capital expenditures currently outstanding, the Company intends to make additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

      The Company purchases certain inventory and equipment through financing arrangements with IBM Credit Corporation and Finova Capital Corporation. At September 30, 1997, there were outstanding balances of $5.4 million and $9.1 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Finova Capital Corporation and the Bank have entered into an intercreditor agreement with respect to their relative interests. The Company terminated and paid all amounts outstanding under its financing arrangement with Deutsche Financial Services during the second quarter of 1997.

      On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, which matures on June 30, 1998, includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the new facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. As of September 30, 1997, the Company had no outstanding balance under such credit facility.

      The Company has entered into a master lease agreement with First Union Leasing Group, Inc. under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At September 30, 1997, capital lease obligations outstanding under the equipment leases, which expire in 1998, aggregated $71,000.

      The Company believes that its available funds, together with existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION


Item 5.     Other Information.


Management Changes
------------------

      On July 30, 1997 Sophien Bennaceur and the Company mutually agreed to Mr. Bennaceur's resignation as the Company's Executive Vice President and Chief Operating Officer. Mr. Bennaceur served as the Company's Executive Vice President and Chief Operating Officer since October 14, 1996.

      In addition, in October 1997, the Company appointed John Centinaro to Senior Vice President, Operations and appointed Dennis Samuelson to Senior Vice President, Professional Development Services. Mr. Centinaro previously served as the Company's Vice President, Sales and Mr. Samuelson previously served as the Company's Vice President, Education Services.

      In conjunction with these appointments, the Company added three members to its management team. In October 1997, the Company hired John Warren to be its Vice President of Human Resources and Robert Lang to be its Vice President, Sales and Marketing for the Company's New Jersey operations, reporting to Mr. Centinaro. On October 20, 1997, Gary Gann, Esq. was elected to the positions of Vice President, General Counsel and Secretary to the Company.



Acquisition of The Lande Group, Inc.
------------------------------------

      On August 13, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of The Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services located in New York City. The Company purchased, among other assets, the entire customer list, accounts receivable and inventory of Lande for an aggregate purchase price of up to $1.1 million, of which $750,000 was paid at closing and $250,000 is held in escrow pending certain post-closing adjustments. An additional $50,000 is payable to Lande by the Company on each of the first and second anniversary of the closing date. The Company also assumed certain liabilities, including certain trade debt of approximately $2.9 million, which was paid by the Company at closing, accounts payable and accrued expenses of approximately $1.8 million and obligations under a lease, which expires in April 2008, for New York City office space which will serve as the Company's New York headquarters. The value of the assets purchased was approximately the same as the liabilities assumed. In addition, six former Lande salespersons and 29 former Lande technical service personnel currently work for the Company. Among such personnel, Stewart Lande, the former President of Lande, joined the Company as a General Manager.

      The Company funded the purchase price from a portion of the net proceeds of the follow-on public offering of its Common Stock consummated in June 1997. In determining the purchase price, the Company considered, among other factors, the past and projected revenues and earnings generated from the Lande business, the value of the Lande technical personnel to the Company and the strategic value of an enhanced New York City presence. Transactional costs associated with the Lande acquisition were approximately $93,000.



Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            11    Statement re: Computation of Per Share Earnings.

            27    Financial Data Schedule.

      (b) Reports on Form 8-K.

            None.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AlphaNet Solutions, Inc.




DATE:  November 13, 1997               By: /s/ Stan Gang
                                           -----------------------
                                           Stan Gang,
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive
                                           Officer)



DATE:  November 13, 1997               By: /s/ Gary S. Finkel
                                           -----------------------
                                           Gary S. Finkel,
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)