Form 10-K405
period 1997-12-31
ALPHANET SOLUTIONS INC
filed 1998-04-10
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-27042

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


                                 (973) 267-0088
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:




                                      None
--------------------------------------------------------------------------------



           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes:           X                           No:


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: $49,687,898 at February 27, 1998 based on the last sales price on that date.


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998:


Class                                                     Number of Shares
-----                                                     ----------------

Common Stock, $.01 par value                                  6,259,130


         The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

                           Item                                             PAGE
                           ----                                             ----

PART I        1.       Business................................................2

              2.       Properties.............................................14

              3.       Legal Proceedings......................................14

              4.       Submission of Matters to a Vote of Security Holders....15


PART II       5.       Market for the Company's Common Equity
                       and Related Shareholder Matters........................16

              6.       Selected Financial Data................................17

              7.       Management's Discussion and Analysis of
                       Results of Operations and Financial Condition..........19

              8.       Financial Statements and Supplementary Data............32

              9.       Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure.................32


PART III      10.      Directors and Executive Officers of the Company........33

              11.      Executive Compensation.................................33

              12.      Security Ownership of Certain Beneficial
                       Owners and Management..................................33

              13.      Certain Relationships and Related Transactions.........33


PART IV       14.      Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K................................34

EXHIBIT INDEX.................................................................35

FINANCIAL DATA AND SCHEDULES.................................................F-1

SIGNATURES...................................................................

                                     PART I

ITEM 1 BUSINESS.

GENERAL

         AlphaNet Solutions, Inc. (the "Company") is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company is authorized by many industry-leading manufacturers of IT products, including 3Com, Bay Networks, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with Ingram Micro, Inc. ("Ingram") and MicroAge Computer Centers, Inc. ("MicroAge"), major aggregators of computer hardware and software, the Company provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. Additionally, since 1990, the Company has been developing related IT services and currently offers network consulting, workstation support, education, application development, communications installation, Help Desk, IT staffing services, Internet and remote network management. The Company's major customers include Nabisco, KPMG Peat Marwick, Summit Bank, Innovex, Credit Suisse First Boston, BASF Corporation, Lucent Technologies, Mercedes-Benz of North America, PSE&G, and Polo-Ralph Lauren.

         On August 1, 1997 the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.8 million, including acquisition costs. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997.

         The Company, a New Jersey corporation, was incorporated in 1984 under the name AlphaTronics Associates, Inc. In December 1995 the Company changed its name to AlphaNet Solutions, Inc. The address of the Company's principal executive offices is 7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927, and its telephone number is (973) 267-0088.

         "AlphaNet Solutions" and the Company's logo are registered trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

         Certain statements included in this Annual Report on Form 10-K, including, without limitation, statements regarding the anticipated growth in the IT products and services markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth in the services and support component of the Company's business, the timing of the development and implementation of the

Company's new service offerings and the utilization of such services by the Company's customers, the Company's objective to grow through strategic acquisitions, and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal MIS infrastructure; (v) the Company's ability to develop, market, provide, and achieve market acceptance of, new service offerings to new and existing customers; (vi) the Company's ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (vii) the Company's substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (x) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (xi) the Company's reliance on the continued services of key executive officers and salespersons; and (xii) the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

INDUSTRY BACKGROUND

         Many organizations have become increasingly dependent on information technology as a competitive tool in today's business environment. The need to access and distribute data on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures, which connect numerous and geographically dispersed end users via local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software, and communications tools, as well as the significant improvement in the performance, capacity and utility of such network-based equipment and applications.

         The acquisition, development and implementation of computer networks have, however, become increasingly complex for large organizations due to rapid and continual change in information technology. Organizations must determine:
(i) the type of workstation platform, computer peripherals, and software applications to purchase among a vast array of product offerings; (ii) the optimal design of the network, allowing for both the integration of new systems and the upgrade of and migration from existing systems; and (iii) the level of ongoing support required by the network and end users. As organizations rely more heavily on IT as a key component of their operations and as end users demand the latest technologies, MIS departments must continually adapt to rapid change and the increasing complexity of designing, implementing, and maintaining networks and related applications.

         As a result of the rapid changes in the IT products market and the risks associated with large capital expenditures, organizations increasingly rely on companies which offer and have knowledge of a wide variety of networking products and the ability to perform related technical services in a cost-effective manner. Additionally, many businesses are increasingly electing to outsource some or all of the management and support of their networks. The Company believes that the trend of outsourcing IT management functions is driven by the significant costs associated with maintaining a full-service internal MIS staff. Such organizations increasingly require MIS personnel with diverse technology skill sets to effectively adapt to such constant change. As a result, the costs of hiring, maintaining, and continually educating an MIS department have grown significantly as demand for qualified personnel has intensified. These factors have motivated organizations to focus their resources on their core businesses and seek the expertise of independent providers of IT products and services.

         The Company believes that by working with a single-source provider of IT products, services and support, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs. Those companies which provide a broad range of product and service offerings, including network consulting, workstation support, education, application development, communications installation, Help Desk, IT staffing services, Internet and remote network management, as well as the ability to work as integral members of their customers' internal MIS teams, should be well positioned to capitalize on the anticipated growth of the IT products and services industry.

PRODUCTS

         The Company resells IT products from leading hardware manufacturers and software developers. In 1997, 77.1% of the Company's net sales and 53.9% of its gross profits were generated from product sales. Such products include workstations, servers, networking, and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with Ingram and MicroAge, major aggregators of computer hardware and software, the Company provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. The Company resells products from numerous industry-leading manufacturers of computer hardware, software and networking equipment. Such manufacturers include:

3Com                        Dell                         Lexmark                         Oracle
APC                         Epson                        Lotus                           Seagate
Apple                       FORE Systems                 Lucent Technologies             Storage Dimensions
AST                         Hayes                        Microsoft                       Sun Microsystems
Bay Networks                Hewlett-Packard              NEC                             Sybase
Cisco Systems               IBM                          Network Associates              Symantec
Citrix                      Intel                        Novell                          Tektronix
Compaq                      Kingston                     Okidata                         Toshiba

         The Company obtains products from such manufacturers primarily through its relationships with Ingram and MicroAge. The Company's relationship with Ingram and MicroAge allow it to minimize inventory risk by ordering products primarily on an as-needed basis. The Company believes that in most instances, the cost-plus purchases from Ingram and MicroAge are at prices lower than those which could be obtained independently from the various manufacturers and other vendors. The Company utilizes electronic ordering and pricing systems that provide real-time status checks on the aggregators' extensive inventories. The Company maintains electronic data interchange links to other suppliers as well, enabling the Company's sales team to schedule shipments accurately, arrange for product configuration services, and provide online pricing.

SERVICES

         The Company's breadth of services includes, network consulting, workstation support, education, application development, communications installation, IT staffing, and Internet services. In addition, in 1997, the Company introduced additional services, including Help Desk and remote network management. In 1997, services accounted for 22.9% of the Company's net sales and 46.1% of its gross profit.

NETWORK CONSULTING SERVICES

         The Company's network consultants ("Network Consultants") provide customers with a wide array of IT and network consulting, integration and support services, including network design, implementation, installation and administration. The Network Consultants also provide technical staffing and project management services, including LAN/WAN performance analyses, and system migration and upgrade services. The Network Consultants also provide new technology feasibility and impact analyses, end-user group needs analyses, and formulate disaster recovery plans for customers. The Company provides its network consulting services 24 hours a day, seven days a week, on an as-needed basis.

         The Network Consultants provide advanced network services and support, utilizing products of many industry-leading manufacturers including 3Com, Bay Networks, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Microsoft, Novell and Sun Microsystems. The Company's Network Consultants have knowledge and experience in such LAN/WAN platforms as Microsoft Windows NT, Novell NetWare, UNIX and IBM OS/2; and support both long and short-term engagements at customer locations. As of December 31, 1997, most of the Company's

Network Consultants were on-site at various customer locations. The Company believes that as many large and mid-sized corporations continue to outsource many of their MIS requirements, there is an opportunity to expand the services it provides to companies in its target markets.

WORKSTATION SUPPORT SERVICES

         The Company's workstation support personnel ("Workstation Analysts") provide customers with a wide array of IT services for end users, including hardware and software installations, system upgrades and enhancements, remedial and preventive maintenance, and equipment management. Several of the Company's largest customers require the Workstation Analysts to be at the customers' facilities on a fully dedicated basis. As of December 31, 1997, most of the Company's Workstation Analysts were on-site at customer locations. Other customers of the Company rely on the Company's ability to provide dispatched on-site services in response to customer requests for service. Such support is available 24 hours a day, seven days a week, depending on the needs of the customer. In August 1997, the Company opened its 15,000 square foot Customer Technology Center ("CTC") in East Hanover, New Jersey, allowing the Company's Workstation Analysts to provide product warehousing, customized configuration and testing, and depot, or drop off, repair services. The Company tracks service requests through its customer database, which maintains current status reports and historical logs of customer communications. The Company's capabilities include call dispatching, tracking, and escalation. The Workstation Analysts also provide customized configuration of software and hardware for workstations and servers and perform asset deployment services to customer sites.

         The Workstation Analysts are authorized by many industry-leading manufacturers, including AST, Compaq, Dell, Hewlett-Packard, IBM, NEC and Toshiba, to perform both in- and out-of-warranty maintenance services. The Company offers a warranty upgrade program to provide faster response and repair times, additional hours of coverage, warranty extensions and warranty administration services for customers who desire broader service offerings than those of the manufacturer. Most of the Workstation Analysts employed by the Company are "A+ Certified". The A+ Certification Program is sponsored by the Microcomputer Industry Association and is recognized by leading manufacturers as the industry-wide standard of professional competency for Workstation Analysts. The Company's Workstation Analysts service and support a wide variety of IT products, including microcomputers, printers, and associated peripherals.

EDUCATION SERVICES

         The Company operates five education facilities ("Learning Centers"), offering technical education courses for customers, employees, and the general public. The Company's Learning Centers offer authorized Microsoft, Novell and Lotus training classes on network operating systems, network hardware products and application software. These Learning Centers are utilized by a variety of customers including network administrators, MIS executives, professional and administrative end users, as well as the Company's own technical staff.

         The Company is a Microsoft Authorized Technical Education Center and provides advanced education courses which lead to various Microsoft certifications based on specific areas of technical expertise. Novell has designated the Company as a Novell Authorized Education Center to offer training to NetWare, UnixWare and GroupWise engineers and administrators. Through a series of exams, these professionals have the opportunity to obtain various levels of Novell Certifications. The Company is also certified as a Lotus Authorized Education Center and provides training for Lotus Notes administrators, developers and end users. Additionally, the Company participates with another training organization to provide Cisco training classes for network administrators, network specialists and engineers who configure and/or support multiple protocol internetworks. The Learning Centers are Prometric Authorized Testing Centers which provide independent testing services required for many training courses that lead to various industry certifications.

         The Learning Centers provide ancillary benefits to the Company, reducing the cost to train Network Consultants, Help Desk Analysts, Application Development Consultants and Workstation Analysts, providing the Company with highly trained individuals. The Company believes that its education services, coupled with its IT staffing services, provide it with a talented pool of available Network Consultants, Help Desk Analysts, Application Development Consultants and Workstation Analysts.

APPLICATION DEVELOPMENT SERVICES

         As part of an enterprise management solution, the Company provides application development consulting services, including customized application design and development, enterprise resource planning, object oriented and client/server development, database development, and Year 2000 consulting services. The Company's staff of Application Development Consultants are highly trained professionals with extensive experience in proven methodologies for application development and project management. When developing applications, specific methodologies are implemented for successful and timely completion of all projects. The Company's staff of Application Development Consultants assist customers through all phases of the application development process including gathering business requirements, writing specifications, programming, testing and documenting.

COMMUNICATIONS INSTALLATION SERVICES

         As part of its strategy to offer customers a single-source solution for their IT needs, the Company provides telecommunications and data system cabling services, often in conjunction with other services. All of the Company's Communications Engineers are certified by Berk-Tek, Ortronics, Leviton, or Hubbell. The Company's Communications Engineers design and install cabling networks for LANs and telecommunication equipment, including telephone, video, paging, and other telecommunication systems.

         Additionally, the Company sells, installs and services telecommunications systems including the full line of Lucent Technologies' Enterprise Communications Systems. The Company frequently coordinates with a regional telephone service company to provide for customers' service requirements.

HELP DESK SERVICES

         The Company's Help Desk offers two distinct services, Help Desk Support and Help Desk Consulting, providing advanced technical support and comprehensive software application support to corporate end-users. The Help Desk is staffed with experienced network consultants ("Help Desk Analysts") trained in multiple software, hardware, and networking products.

         Help Desk Support provides corporate end-users with telephone support on software, hardware and networking products. Help Desk Support is capable of providing global coverage and its breadth of services includes automatic dispatching of on-site support, flexible staffing for coverage 24 hours a day, seven days a week, and advanced call reporting.

         The Company tracks and maintains Help Desk Support service calls with a customized call management system with computer telephony integration and advanced switching capabilities. This system allows the Help Desk Analysts to provide advanced support, dispatch on-site services or seamlessly transfer to any call entering the system. The Help Desk Analysts coordinate with major vendor support systems on a regular basis and have access to large volumes of technical information and documentation, personnel, and diagnostic techniques.

         The Company's Help Desk Consulting services help customers fully realize the benefits of their own internal Help Desk. The Company establishes a solutions-oriented support system which encompasses a phased approach to analyzing, designing and building complete Help Desks. Help Desk Consulting services includes a support system audit, development of a strategic design, integration of the solution, and post-implementation review.

IT STAFFING SERVICES

         The Company offers recruiting and placement services for technical personnel for temporary assignments and permanent positions. At December 31, 1997, the Company employed three full-time recruiters. Although such placement services are available to the Company's customers, to date, these services have been performed primarily for the Company to fulfill its own technical personnel needs.

         In 1997, the Company initiated its Career Path to Employment ("CPE") Program. The CPE Program helps the Company meet hiring and staffing needs by integrating the Company's information technology recruiting efforts with the education capabilities of its Learning Centers. This accelerated program selects the most qualified candidates and places them into the CPE's training and certification programs. As of December 31, 1997, approximately 70 individuals successfully completed the program, all of whom were hired by the Company.

INTERNET SERVICES

         The Company provides Internet services, including secure Internet access, web site marketing, development and maintenance, and training. As an Internet Service Provider, the Company's customers web sites are independently maintained on a secure network through secure mechanisms that include firewalls and encryption devices. Additionally, the Company provides the necessary consulting, hardware, and software installation services so the customer has direct access to the Internet while maintaining the web site at the customer's location.

         The Company offers web site marketing, development and maintenance services, including user interface design, web site graphic design, content creation, and management. Through customized courses at its Learning Centers, the Company also provides Internet training classes on Internet access and navigation.

REMOTE NETWORK MANAGEMENT SERVICES

         As part of its overall mission to offer complete IT solutions, the Company's Remote Network Management Center ("Center"), located at its headquarters in Cedar Knolls, New Jersey, provides remote network monitoring, resolution management, performance reporting, desktop management and system administration services by means of dedicated communication links to its customers' networks. As a single-point-of-contact installation, the Center is a central component of the Company's total system management and support service offerings. The Center is operational 24 hours a day, seven days a week and is staffed with highly trained and experienced Network Consultants.

         The Center offers proactive problem resolution by (i) monitoring components of a customer's network, including file servers, routers, database servers, concentrators, workstations, and printers; (ii) managing the customer's networks to maximize their efficiency and minimize system downtime, promptly notifying customers of problems as they occur and remedying such problems. The customer then focuses on their own core business, while the Company monitors and manages the day-to-day operations of the customer's network. The Center represents the Company's continued investment in leading-edge technology and dedication to providing its customers with advanced IT solutions.

         The Company provides end-to-end network services to remote locations from a single point in New Jersey. The Company believes that the Center will allow it to productize and market its services to virtually any networked organization. The Company believes that the high demand for technical resources, coupled with an increasing need for operational efficiency and network security, will lead many organizations to explore remote network service options as a way to maximize their labor resources and ensure greater security, while realizing cost savings at the same time.

SALES AND MARKETING

         The Company currently focuses its sales and marketing efforts on major corporations in its target markets through its sales and marketing departments consisting of 98 people as of December 31, 1997. The Company believes that its direct sales and support personnel provide effective account penetration and management, enhanced communications, and long-term relationships with its existing customers. To date, the Company has focused its sales and marketing efforts on Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. Given the concentration of major corporations in such region and the trend to outsourcing of IT services, the Company does not anticipate the need to expand the geographic scope of its sales and marketing efforts outside of its traditional sales area in the near future.

         The Company has concentrated its efforts over the past few years on increasing the size and quality of its direct sales force, expanding its sales support infrastructure and developing a marketing department dedicated to supporting the efforts of the Company's various business segments. The Company's direct sales force is comprised of 41 sales persons as of December 31, 1997. Each salesperson's compensation is commission based. Sales personnel derive sales leads from individual business contacts, leads generated by the marketing department's efforts, and customer referrals from suppliers and vendors.

         The Company continues to support the growth of its network consulting and other services businesses through the hiring of additional direct sales and support personnel. The Company's sales and marketing focus continues to be technology-driven, with its Network Consultants and Workstation Analysts participating with its direct sales personnel as part of the Company's team approach to sales. The Company's sales personnel also participate in training programs designed by manufacturers to introduce their new and upgrade products as well as to provide industry information and sales technique instruction. The Company believes that it maintains a competitive advantage by continually educating its sales force on the latest technologies and through the increased role of high-level technical personnel in the sales process.

         The Company's marketing department is responsible for coordinating the various sales and technical personnel that may be required in soliciting a particular project. The Company's marketing efforts include the creation and production of Company brochures, direct mail programs, new business marketing strategies, and sales presentation materials for prospects.

CUSTOMERS

         The Company's major customers include many Fortune 1000 corporations in a variety of industries. The Company's major customers include:

              Nabisco                             BASF Corporation
              KPMG Peat Marwick                   Lucent Technologies
              Summit Bank                         Mercedes-Benz of North America
              Innovex                             PSE&G
              Credit Suisse First Boston          Polo-Ralph Lauren

         The Company added several new customers during 1997 through its own sales and marketing efforts and as a result of the Lande acquisition. During 1997, two customers, Nabisco and KPMG Peat Marwick, accounted for approximately 31% of the Company's net sales, 16% and 15% respectively. During each of the years ended December 31, 1995 and 1996, one customer, Nabisco, accounted for approximately 20%, and 17% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 1997. Sales to the Company's top 10 customers totaled approximately 68%, 63% and 69% of net sales for the three years ended December 31, 1997, respectively. In December 1997, the Company entered into a $20.4 million contract ("MTA Contract") with the

MTA-New York City Transit Authority ("MTA") to furnish and install local and wide area computer network components throughout the MTA's over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities.

         In general, there are no ongoing written commitments by customers to purchase products from the Company. All product sales by the Company are made on a purchase order basis. In addition, the Company normally ships products within 30 days of receiving an order and, therefore, does not customarily have a significant backlog. However, in December 1997, the Company entered into the MTA Contract. The Company is the prime contractor responsible for project management, systems procurement, and installation. The contract allows for completion over a four year period although the project schedule currently anticipates a 24 month schedule.

         A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company, or that orders by such customers will continue at their previous levels. Although the Company has service contracts with many of its customers to provide systems integration and other services, such service contracts generally are terminable upon relatively short notice. There can be no assurance that the Company's service customers will continue to enter into service contracts with the Company or that existing contracts will not be terminated.

SUPPLIERS

         The Company relies on manufacturers and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components sold and serviced by the Company. The Company primarily utilizes Ingram and MicroAge, major aggregators of computer hardware and software, to procure the majority of its products for resale to its customers.

         The Company has purchased products on a cost-plus basis from MicroAge since the Company's inception in 1984. In July 1994, the Company renewed its agreement with MicroAge. Under such agreement, the Company is required to purchase a minimum of $100,000 of products from MicroAge per quarter. During 1995, 1996 and 1997, the Company purchased from MicroAge approximately 64%, 48% and 36%, respectively, of the products sold by the Company. Such purchases totaled approximately $35.2 million, $46.3 million and $47.0 million during such respective periods. The MicroAge agreement may be terminated by the Company with or without cause upon 90 days prior written notice and may be terminated by MicroAge under limited circumstances upon 90 days prior written notice. The Company also purchases computer products from Ingram on a cost-plus basis. The Company's relationship with Ingram was initiated by the Company in late 1994 to help ensure its customers of product availability and competitive pricing. The Company's purchases from Ingram accounted for approximately 17%, 35% and 50% of the Company's total product purchases in 1995, 1996 and 1997, respectively. Such purchases totaled approximately $9.3 million, $33.9 million and $65.1 million during such respective periods. The agreement with Ingram may be terminated with or without cause by either party upon 30 days prior written notice. The Company's agreements with

MicroAge and Ingram provide for discounted pricing and rebates provided that the Company meets agreed-upon purchase level targets.

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

         The Company believes that it competes with its competitors by providing a single-source solution for its customers' IT products and services needs and by providing a wider range of high quality services to the MIS departments and end users of its corporate customers. The Company also believes that it distinguishes itself from its competition on the basis of its technical expertise, competitive pricing, vendor alliances, relationships with Ingram and MicroAge, direct sales strategy, and customer service orientation. Based on the level of the Company's recurring business with many of its large customers, the Company believes that it compares favorably to many of its competitors with respect to the principal competitive factors set forth above.

EMPLOYEES

         As of December 31, 1997, the Company employed 738 persons, of whom 545 were technical personnel (consisting of 389 Network Consultants, 132 Workstation Analysts, 15 Communications Engineers and 9 Instructors), 98 were engaged in sales and marketing, and 95 were engaged in finance, administration and management. The total number of technical personnel engaged by the Company has grown significantly in recent years, from 38 at December 31, 1992, or 36% of its workforce, to 545 at December 31, 1997, or 74% of its workforce.

         None of the Company's employees are represented by a collective bargaining agreement. Substantially all of the Company's employees have executed an invention assignment and confidentiality agreement. In addition, the Company requires that all new employees execute such agreement as a condition of employment by the Company. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is increasing competition for experienced sales and marketing personnel and technical professionals. The Company considers relations with its employees to be satisfactory.

         The Company's success depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel, particularly for systems integration, support services and training. Competition with other service providers and internal corporate MIS departments for such personnel is intense, as many of the Company's larger competitors recently have announced their intentions to aggressively hire technical personnel on a large scale. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully. The Company's ability to implement its strategy to expand and broaden the services component of its business and its results of operations could be materially adversely affected if the Company were unable to attract, hire, train and retain qualified technical personnel.

ITEM 2. PROPERTIES.

     The Company currently leases or subleases all of its facilities. The Company leases its headquarters in Cedar Knolls, New Jersey, totaling approximately 38,000 square feet of office space. The lease expires in September 2003 and contains renewal options for two additional five-year terms. The Company has recently entered into a lease for approximately 4,700 square feet with an option to lease an additional 13,300 square feet at a facility adjacent to the Company's headquarters. The lease expires in November 2002 and contains a five-year renewal option. The Company also leases office space for two additional Learning Centers in Iselin and Saddle Brook, New Jersey as well as its Customer Technology Center located in East Hanover, New Jersey. The Company also leases office space in King of Prussia, Pennsylvania for the Company's Philadelphia-area sales office and Learning Center. In addition, the Company leases office space in Manhattan for its New York City area sales office and Learning Center. The Company believes its headquarters, sales offices, Learning Centers and customer technology center are adequate to support its current level of operations. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     On February 13, 1996, the Company, as plaintiff, filed a complaint and jury demand in the Superior Court of New Jersey Chancery Division: Morris County, against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint relates to a civil action for damages, a temporary restraining order and preliminary and permanent injunctive relief against the Defendants and alleges theft of services, theft of Company property, theft of corporate opportunity, and unauthorized use of Company credit cards by the Defendants. The Company is seeking restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Company intends to vigorously pursue all available remedies against the Defendants. Recently, the parties consented to the suspension of discovery pending mediation of all claims. Therefore, the Company currently is unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's founder, Chairman of the Board, President and Chief Executive Officer and majority shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1.0 million, arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang paid $675,000 of his personal funds to the Company. Pursuant to the terms of the agreement between the Company and Mr. Gang, the Company shall reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy.

     In September 1997, the Company was audited by the New Jersey Department of Labor, Division of Wage and Hour Compliance (the "State") regarding the Company's compensatory and overtime payment practices. Such audit revealed record keeping errors involving daily and weekly totaling of hours worked on employee time sheets. Subsequent to the audit, a notice of violation was issued to the Company with a requirement to perform a self-audit covering the period from

September 1995 through September 1997 identifying all non-exempt employees who were not paid correctly. The Company requested a pre-hearing conference to clarify the scope of the self-audit. As a result of the pre-hearing conference, the Company is in the process of performing the self-audit, but given the early stage of such self-audit, the Company is currently unable to evaluate the extent of non-compliance. Accordingly, any amount that may be due to current or former employees or the State has not been determined at this time. The Company has recorded an amount for payment of unpaid wages and possible fines, penalties, and administrative fees. Although there can be no assurance that such amount will be sufficient or that amounts assessed by the State in the future, if any, as well as any fines, penalties, or administrative fees which may be imposed, will not be material, presently, the Company believes that the resolution of this issue will not have a material impact on the Company's financial position, results of operations, or cash flows. The Company is in the process of reviewing its policies and procedures regarding the compensation of its hourly employees and will implement new control systems as necessary to seek to assure full compliance in the future.

     There is no other material litigation pending to which the Company is a party or to which any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol ALPH. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market.

QUARTER ENDED                                              HIGH         LOW
-------------                                              ----         ---
March 1996 (from March 21, 1996)........................ $11 1/4      $10
June 1996...............................................  12            8 1/2
September 1996..........................................  10 5/8        6 3/4
December 1996...........................................  16 3/8        9 1/2
March 1997..............................................  17 1/4       11 3/4
June 1997...............................................  20 1/2       11 7/8
September 1997..........................................  17 7/8       13 1/4
December 1997...........................................  15 7/8        9 5/8

     The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

     On February 27, 1998, the closing sale price for the Common Stock on the Nasdaq National Market was $13.25 per Share. As of February 27, 1998, the approximate number of holders of record of the Common Stock was 155 and the approximate number of beneficial holders of the Common Stock was 4,300.

     Prior to the consummation of the Company's initial public offering of its Common Stock in March 1996, the Company had elected to be treated as an S Corporation for federal income tax purposes from 1986 and for New Jersey State income tax purposes from 1994. As a result, the net income of the Company for federal and certain state income tax purposes for such periods was reported by, and taxed directly to, the Company's then current shareholders. In 1995 and 1996, the Company made distributions to such shareholders in the form of dividends ($8.6 million) and net loan payments ($719,000) totaling $9.3 million (of which $3.1 million was to fund their 1994, 1995 and 1996 tax liabilities and $6.2 million represented substantially all of the Company's previously taxed but undistributed S Corporation earnings). See Note 10 of Notes to Consolidated Financial Statements. Since such distributions and the termination of the Company's S Corporation status, the Company has applied and currently intends to continue to apply its retained and current earnings toward the development of its business and to finance the growth of the Company. Consequently, the Company currently does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below have been derived from the consolidated financial statements of the Company audited by Price Waterhouse LLP, independent accountants. Consolidated balance sheets at December 31, 1996 and 1997 and the related consolidated statements of income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1997 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected financial data presented below at December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 have been derived from audited financial statements of the Company, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                YEAR  ENDED DECEMBER 31,
                                               -----------------------------------------------------------
                                               1993          1994         1995        1996(1)     1997(2)
                                               ----          ----         ----        -------     -------
STATEMENT OF INCOME DATA:                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales:
  Product sales...........................     $ 41,641     $ 62,365     $62,516      $99,468    $147,602
  Services and support....................        5,400        8,103      11,500       20,137      43,790
                                               --------     --------     -------      -------    --------
                                                 47,041       70,468      74,016      119,605     191,392
                                               --------     --------     -------      -------    --------
Cost of sales:
  Product sales...........................       36,295       54,445      54,579       88,218     130,314
  Services and support....................        3,776        5,127       6,869       12,915      29,013
                                               --------     --------     -------      -------    --------
                                                 40,071       59,572      61,448      101,133     159,327
                                               --------     --------     -------      -------    --------
Gross profit:
  Product sales...........................        5,346        7,920       7,937       11,250      17,288
  Services and support....................        1,624        2,976       4,631        7,222      14,777
                                               --------     --------     -------      -------    --------
                                                  6,970       10,896      12,568       18,472      32,065
                                               --------     --------     -------      -------    --------
Operating expenses:
  Selling expenses........................        2,771        3,946       4,468        7,301      13,224
  General and administrative expenses.....        3,547        3,767       3,925        5,446       9,537
                                               --------     --------     -------      -------    --------
                                                  6,318        7,713       8,393       12,747      22,761
                                               --------     --------     -------      -------    --------

Operating income..........................          652        3,183       4,175        5,725       9,304
Other income (expense), net...............          (92)        (107)        (86)         129          61
                                               --------     --------     -------      -------    --------
Income before income taxes................          560        3,076       4,089        5,854       9,365
Provision for income taxes(3).............           50           89         124        1,970       3,844
                                               --------     --------     -------      -------    --------
Net income................................     $    510     $  2,987     $ 3,965      $ 3,884     $ 5,521
                                               ========     ========     =======      =======     =======

Earnings per share - Basic................    $    0.15     $   0.88     $  1.17      $  0.83     $  0.97
                                              =========     ========     =======      =======     =======
Weighted average shares outstanding.......        3,400        3,400       3,400        4,690       5,719
                                              =========     ========     =======      =======     =======

Earnings per share - Diluted..............    $    0.15     $   0.88     $  1.17      $  0.82     $  0.93
                                              =========     ========     =======      =======     =======
Weighted average shares outstanding.......        3,400        3,400       3,400        4,737       5,905
                                              =========     ========     =======      =======     =======
------------------------------------------------------------------------------------------------------------

                                                                       AS OF DECEMBER 31,
                                                ------------------------------------------------------------
                                                 1993         1994         1995         1996         1997
                                                -------      -------     -------      -------     --------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.........................      $ 2,478      $ 4,524     $ 5,033      $14,407     $33,123
  Total assets............................        9,806       16,697      18,770       43,647      72,541
  Long term debt and capital lease
obligations, less current portion.........        1,131        1,455         590           41         ---

  Shareholders' equity....................        2,072        3,909       6,574       18,921      41,722
------------------------------------------------------------------------------------------------------------

(1) On July 24, 1996, the Company acquired certain assets of Lior, Inc., in a business combination accounted for under the purchase method, for $1.1 million, including acquisition costs, financed with a portion of the proceeds from the Company's initial public offering. The operations related to the acquired assets of Lior are included in the accompanying consolidated financial statements subsequent to July 24, 1996. See Note 2 of Notes to Consolidated Financial Statements.

(2) On August 1, 1997 the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.8 million, including acquisition costs. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(3) Prior to March 19, 1996, the Company had elected to be treated as an S Corporation for federal and, in certain cases, state income tax purposes. Therefore, no provision for federal and a reduced provision for state income taxes was recorded prior to that date. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company is a single-source provider of IT products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. In 1997, net product sales were 77.1% and services and support revenue was 22.9% of the Company's net sales.

     The Company has entered into distribution agreements with Ingram and MicroAge, two of the nation's largest aggregators, to acquire most of its IT products for resale. The Company's relationship with MicroAge commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with MicroAge and Ingram give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During 1997, the Company acquired approximately 36% and 50% of its products for resale from MicroAge and Ingram, respectively.

     Except for the MTA Contract entered into in December 1997, in general, there are no ongoing written commitments by customers to purchase products from the Company and all product sales are made on a purchase order basis. Furthermore, as the market for IT products has matured, price competition has intensified and is likely to continue to intensify. The Company's gross profits, margins and results of operations could be adversely affected by such continued product pricing pressure, a significant reduction in product purchase orders from the Company's customers, or a disruption in the Company's sources of product supply.

     The Company offers network consulting, workstation support, application development, communications installation, education, Help Desk, IT staffing services, Internet and remote network management. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The Company's utilization rates for service personnel likely will be adversely affected during periods of rapid and concentrated hiring. In addition, the competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins.

     The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts, price protection and other incentives from certain of its suppliers. Although the Company is unaware that any of its suppliers or manufacturers have or intend to change these programs, there can be no assurances any such rebates, discounts or incentives will continue at historical levels, or at all. A significant reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its customers' IT product requirements and its long-term relationships with large customers, positions the Company to continue to grow the services component of its business, while further strengthening its product sales. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that product sales will continue to generate a significant percentage of the Company's gross profit. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

YEAR 2000 DISCLOSURE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company has conducted a review of its internal business systems for Year 2000 compliance. The Company believes that based on such review, the Company's internal business systems, including its computer systems, are Year 2000 compliant. There can be no assurance, however, that the Year 2000 Problem relating to its systems will not adversely affect the Company's business, financial position, results of operations or cash flows.

     The Company resells IT products of leading hardware manufacturers and software developers. As a result, the Company has no control over the development of computer systems, software products or other business systems developed by such third parties. Consequently, there can be no assurance that the computer systems, software products or other business systems sold by the Company will accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. As a result, the Company, as a reseller, may be liable for such failures. Given the Company's role in the distribution of such products, the Company is not able to accurately determine the extent, if any, of such potential liability.

     In addition, the purchasing patterns of the Company's customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies devote significant resources to become Year 2000 compliant, these expenditures may result in reduced funds available to purchase products or obtain services such as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales, and the percentage change in the dollar amount of such data compared to the prior year:

                                                                                                      PERCENTAGE
                                                                                                       INCREASE
                                                                  PERCENTAGE OF NET SALES             (DECREASE)
                                                               --------------------------------     -----------------
                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                               --------------------------------      1996     1997
                                                                                                     OVER     OVER
                                                                 1995      1996(1)    1997(2)        1995     1996
                                                                ------    ---------  ---------       ----     ----
Net Sales:
   Product Sales..........................................        84.5%       83.2%      77.1%         59.1%    48.4%
   Services and support...................................        15.5        16.8       22.9          75.1    117.5
                                                                -------    -------    -------
                                                                 100.0       100.0      100.0          61.6     60.0
Cost of sales.............................................        83.0        84.6       83.2          64.6     57.5
                                                                -------    -------    -------
Gross profit..............................................        17.0        15.4       16.8          47.0     73.6
                                                                -------    -------    -------
Operating expenses:
   Selling expenses.......................................         6.1         6.1        6.9          63.4     81.1
   General and administrative expenses....................         5.3         4.5        5.0          38.8     75.1
                                                                -------    -------    -------
                                                                  11.4        10.6       11.9          51.9     78.6
                                                                -------    -------    -------
Operating income..........................................         5.6         4.8        4.9          37.1     62.5
Other income (expense), net...............................        (0.1)        0.1        0.0         250.0    (52.7)
                                                                -------    -------    -------
Income before pro forma income taxes......................         5.5         4.9        4.9          43.2     60.0
Pro forma provision for income taxes(3)...................         2.2         2.0        2.0          44.9     95.1
                                                                -------    -------    -------
Pro forma net income......................................         3.3%        2.9%       2.9%         42.0%    42.1%
                                                                =======    =======    =======
Gross profit (as a percentage of related net sales):
   Product sales..........................................        12.7%       11.3%      11.7%         41.7%    53.7%
   Service and support....................................        40.3%       35.9%      33.7%         55.9%   104.6%

(1) On July 24, 1996, the Company acquired certain assets of Lior, Inc., in a business combination accounted for under the purchase method, for $1.1 million, including acquisition costs, financed with a portion of the proceeds from the Company's initial public offering. The operations related to the acquired assets of Lior are included in the accompanying consolidated financial statements subsequent to July 24, 1996. See Note 2 of Notes to Consolidated Financial Statements.
(2) On August 1, 1997 the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.8 million, including acquisition costs. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.
(3) Prior to March 19, 1996, the Company had elected to be treated as an S Corporation for federal and, in certain cases, state income tax purposes. Therefore, no provision for federal and a reduced provision for state income taxes was recorded prior to that date. See Note 10 of Notes to Consolidated Financial Statements. In the above table, for comparative purposes, pro forma income taxes have been provided as if the Company was a C Corporation for periods prior to March 19, 1996.

   COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net sales. Net sales increased by 60.0%, or $71.8 million, from $119.6 million in 1996 to $191.4 million in 1997. Product sales increased by 48.4%, or $48.1 million, from $99.5 million in 1996 to $147.6 million in 1997. This increase was attributable primarily to increased demand from the Company's established customer base and to product sales resulting from the Company's August 1997 acquisition of certain assets and liabilities of Lande. Services and support revenue increased by 117.5%, or $23.7 million, from $20.1 million in 1996 to $43.8 million in 1997. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of customer projects. In 1997, sales to Nabisco and KPMG Peat Marwick, the Company's largest customers accounted for approximately 16% and 15% respectively of the

Company's net sales. There can be no assurance that such customers will continue to place product orders with the Company or engage the Company to perform services and support at existing levels.

     GROSS PROFIT. The Company's gross profit increased by 73.6%, or $13.6 million, from $18.5 million in 1996 to $32.1 million in 1997. The Company's overall gross profit margin increased due to the improved sales mix resulting from higher services and support revenue. Total gross margins increased from 15.4% of net sales in 1996 to 16.8% in 1997 primarily due to increased manufacturer rebates and increased volume discounts earned resulting from the higher sales volume. Gross profit margin attributable to product sales increased from 11.3% in 1996 to 11.7% in 1997. However, the Company expects that downward pricing pressure on products will continue and there can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased from 35.9% of services and support revenue in 1996 to 33.7% in 1997. The decrease in such gross profit margin was attributable primarily to the addition of several long-term staffing contracts, which typically yield lower gross margins than projects and, to the fact that services and support revenue increased at a slower rate than related personnel and recruiting costs, as the Company accelerated the hiring and training of technical personnel in anticipation of the increased demand for its services. Additionally, higher salary costs for technical personnel had not been fully passed on to customers. The Company increased its staff of billable technical personnel from 242 at December 31, 1996 to 545 at December 31, 1997.

     SELLING EXPENSES. Selling expenses increased by 81.1%, or $5.9 million, from $7.3 million in 1996 to $13.2 million in 1997 and from 6.1% in 1996 to 6.9% in 1997 of net sales. The increase in selling expenses in absolute dollars was attributable primarily to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's service and support offerings, and the costs associated with the Company's new service offerings. The increase as a percentage of net sales was due primarily to increased salesperson commission,additional support personnel and related personnel costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 75.1%, or $4.1 million, from $5.4 million in 1996 to $9.5 million in 1997, an increase from 4.5% to 5.0% of net sales, respectively. The increase in general and administrative expenses in absolute dollars was due primarily to increases in personnel expenses, training costs, professional fees, accounts receivable allowances, depreciation charges and insurance premiums. The increase as a percentage of net sales was due primarily to the additional personnel, personnel costs and depreciation.

   COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     NET SALES. Net sales increased by 61.6%, or $45.6 million, from $74.0 million in 1995 to $119.6 million in 1996. Product sales increased by 59.1%, or $37.0 million, from $62.5 million in 1995 to $99.5 million in 1996. This increase was attributable primarily to increased demand from the Company's established customer base and to product sales resulting from the Company's July 1996 acquisition of certain assets and the business of Lior. Services and support revenue increased by 75.1%, or $8.6 million, from $11.5 million in 1995 to $20.1 million in 1996. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of customer projects. In 1996, sales to Nabisco, the Company's largest customer, accounted for approximately 17% of the Company's net sales.

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

The historical financial statements for the years 1992 through 1995, therefore, do not include a provision for federal and state income taxes for such periods, except for certain state income taxes imposed at the corporate level. Accordingly, for such periods and for the period January 1 through March 19, 1996 (the date on which the Company terminated its S Corporation status and became subject to federal and state income taxes at applicable C Corporation income tax rates) pro forma adjustments for income taxes were calculated as if the Company had been fully subject to federal and state income taxes based on the tax laws in effect for the respective periods using the criteria established under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The pro forma effective tax rates for the years ended December 31, 1994, 1995 and 1996 were 40.5%, 40.4% and 40.8%, respectively. See Note 10 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended December 31, 1997. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                     QUARTER ENDED
                                    ---------------------------------------------------------------------------------
                                    Mar. 31, June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June 30,   Sept. 30, Dec. 31,
                                      1996     1996      1996 (1)   1996      1997      1997      1997(2)   1997
                                      ----     ----      --------   ----      ----      ----      -------   ----
STATEMENT OF INCOME DATA:                                (in thousands, except per share data)
Net sales:
  Product sales.................     $15,191  $19,677   $25,466    $39,134   $38,768   $31,609    $34,590   $42,635
  Services and support..........       4,105    4,568     5,113      6,351     7,733    10,201     11,902    13,954
                                     -------  -------   -------    -------   -------    ------    -------   -------
                                      19,296   24,245    30,579     45,485    46,501    41,810     46,492    56,589
                                     -------  -------   -------    -------   -------    ------    -------   -------
Cost of sales:
  Product sales.................      13,283   17,624    22,482     34,829    34,493    28,003     30,477    37,341
  Services and support..........       2,609    3,086     3,227      3,993     5,028     6,736      7,962     9,287
                                     -------  -------   -------    -------   -------  --------   --------   -------
                                      15,892   20,710    25,709     38,822    39,521    34,739     38,439    46,628
                                     -------  -------   -------    -------   -------  --------   --------   -------
Gross profit:
  Product sales.................       1,908    2,053     2,984      4,305     4,275     3,606      4,113     5,294
  Services and support..........       1,496    1,482     1,886      2,358     2,705     3,465      3,940     4,667
                                     -------  -------   -------    -------   -------  --------   --------   -------
                                       3,404    3,535     4,870      6,663     6,980     7,071      8,053     9,961
                                     -------  -------   -------    -------   -------  --------   --------   -------
Operating expenses:
  Selling expenses..............       1,249    1,513     1,919      2,620     2,918     2,943      3,547     3,816
  General and administrative
  expenses......................       1,176    1,237     1,367      1,666     2,036     2,197      2,242     3,062
                                     -------  -------   -------    -------   -------  --------   --------   -------
                                       2,425    2,750     3,286      4,286     4,954     5,140      5,789     6,878
                                     -------  -------   -------    -------   -------  --------   --------   -------

Operating income................         979      785     1,584      2,377     2,026     1,931      2,264     3,083
Other income (expense), net.....         (18)      83        59          5       (58)      (67)       140        46
                                     -------  -------   -------    -------   -------  ---------  --------   -------
Income before income taxes......         961      868     1,643      2,382     1,968     1,864      2,404     3,129
Provision for income taxes(3)...         (32)     352       674        976       807       764        986     1,287
                                     -------  -------   -------    -------   -------  --------   --------   -------
Net income......................     $   993  $   516   $   969    $ 1,406   $ 1,161  $  1,100   $  1,418   % 1,842
                                     =======  =======   =======    =======   =======  ========   ========   =======
Net income per share
(diluted).......................     $  0.28  $  0.10   $  0.19    $  0.27   $  0.22  $   0.20   $   0.22   $  0.29
                                     =======  =======   =======    =======   =======  ========   ========   =======
AS A PERCENTAGE OF NET SALES:
Net sales:
  Product sales.................        78.7%    81.2%     83.3%     86.0%      83.4%     75.6%      74.4%     75.3%
  Services and support..........        21.3     18.8      16.7      14.0       16.6      24.4       25.6      24.7
                                      ------  -------   -------    -------   -------    ------     ------   -------
                                       100.0    100.0     100.0     100.0      100.0     100.0      100.0     100.0

Cost of sales...................        82.4     85.4      84.1      85.4       85.0      83.1       82.7      82.4
                                      ------  -------   -------    -------   -------    ------     ------   -------
Gross profit....................        17.6     14.6      15.9      14.6       15.0      16.9       17.3      17.6
                                      ------  -------   -------    -------   -------    ------     ------   -------
Operating expenses:
  Selling expenses..............         6.4      6.2       6.3       5.7        6.3       7.0        7.7       6.7
  General and administrative
  expenses......................         6.1      5.1       4.4       3.7        4.4       5.3        4.8       5.5
                                      ------  -------   -------    -------   -------    ------     ------   -------
                                        12.5     11.3      10.7       9.4       10.7      12.3       12.5      12.2
                                      ------  -------   -------    -------   -------    ------     ------   -------

Operating income................         5.1      3.3       5.2       5.2        4.3       4.6        4.8       5.4
Other income (expense), net.....        (0.1)     0.3       0.2       0.0       (0.1)     (0.2)       0.3       0.1
                                      ------  -------   -------    -------   --------  --------    ------   -------
Income before income taxes......         5.0      3.6       5.4       5.2        4.2       4.4        5.1       5.5
Provision for income taxes......        (0.2)     1.5       2.2       2.1        1.7       1.8        2.1       2.3
                                      ------  -------   -------    -------    ------    ------     ------   -------
Net income......................         5.2%     2.1%      3.2%      3.1%       2.5%      2.6%       3.0%      3.2%
                                      ======  =======   =======    =======    ======    ======     ======   =======
Gross profit (as a percentage of
related net sales):
  Product sales.................        12.6%    10.4%     11.7%     11.0%      11.0%     11.4%      11.9%    12.4%
  Services and support..........        36.4%    32.4%     36.9%     37.1%      35.0%     34.0%      33.1%    33.4%

(1) On July 24, 1996, the Company acquired certain assets of Lior, Inc., in a business combination accounted for under the purchase method, for $1.1 million, including acquisition costs, financed with a portion of the proceeds from the Company's initial public offering. The operations related to the acquired assets of Lior are included in the accompanying consolidated financial statements subsequent to July 24, 1996. See Note 2 of Notes to Consolidated Financial Statements.

(2) On August 1, 1997 the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.8 million, including acquisition costs. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(3) Prior to March 19, 1996, the Company had elected to be treated as an S Corporation for federal and, in certain cases, state income tax purposes. Therefore, no provision for federal and a reduced provision for state income taxes was recorded prior to that date. See Note 10 of Notes to Consolidated Financial Statements.

     The Company's net sales, gross profit, operating income, and net income have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; and industry and general economic conditions. The Company also believes that, to a limited degree, its business is seasonal with a greater proportion of the Company's product sales occurring in the fourth quarter due to the capital budgeting and spending patterns of some of its larger customers. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of product and service revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

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

     In December 1997, the Company entered into a $20.4 million contract with the MTA to furnish and install local and wide area computer network components including network and telecommunication hardware, software and cabling throughout the MTA's over 200 locations to extend the benefits of automation to the MTA's actual operations besides its administrative offices, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The Company is the prime contractor responsible for project management, systems procurement, and installation. The contract allows for completion over a four year period although the project schedule currently anticipates a 24 month schedule. The work is grouped in reasonably contiguous locations and payment is predicated upon achieving specific milestone events. While the Company is currently performing in accordance with the contract terms and project schedule, and is not aware of any circumstances which would prevent or delay the project, or place the Company in default, there can be no assurances that any such events would not occur. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 per day. In addition the contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment be increased, decreased, or omitted entirely on 30 days notice. Further, the MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunication workers, managed by the New York City Controller's office, over which the Company has no control, and which is generally adjusted each June of each year and may be so adjusted in the future.

BACKLOG

     The Company normally ships products within 30 days of receiving an order and, therefore, does not customarily have a significant backlog. However, in December 1997, the Company entered into a $20.4 million contract with the MTA-New York City Transit Authority to furnish and install local and wide area computer network components including network and telecommunication hardware, software and cabling throughout the MTA's over 200 locations to extend the benefits of automation to the MTA's actual operations besides its administrative offices, including subway stations, electrical power substations and a diverse group of train car maintenance facilities (See above for material provisions of this contract).

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. In February 1998, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 98 ("SAB 98") revising previously issued statements to become consistent with SFAS No. 128 and No. 130 (as defined below). SAB 98 requires the Company to revise its EPS computations to present historical EPS including pre IPO periods. The computations for earnings per share contained in this Report incorporate SAB 98. See Note 11 of Notes to Consolidated Financial Statements.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes the adoption of SFAS No. 131 will not have a material impact on the financial statements.

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

     Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its Common Stock referenced above. The Company's cash used in operations for the years ended December 31, 1996 and 1997 were $4.6 million and $11.9 million, respectively, and consisted primarily of an increase in accounts receivable from increased sales of $71.8 million. As measured in days sales outstanding, the Company's accounts receivable increased from 58 days at December 31, 1996 to 80 days at December 31, 1997. The increase in accounts receivable in absolute dollars and in days sales outstanding was primarily attributable to temporary delays in cash receipts from a few large customers and increased services and support revenues which typically yield slower cash receipts than product sales. The Company's cash flow from operations has been and continues to be affected primarily by the collection of accounts receivable, which accounts receivable have increased as net sales have increased. In addition, as net sales have increased, the Company's allowance for doubtful accounts has increased from $263,000 to $1.3 million at December 31, 1996 and 1997, respectively. There can be no assurance that such amounts will be sufficient or that amounts recorded in the future, if any, for bad debts will not be material.

     The Company's working capital was $14.4 million and $33.1 million at December 31, 1996 and 1997, respectively.

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

     The Company invested $779,000, $3.1 million and $3.8 million in capital equipment and leasehold improvements in 1995, 1996 and 1997, respectively. The significant increase in 1997 was due primarily to purchases and upgrades of computer equipment and software utilized in-house, and development of the services component of the Company's business. Although there are no other material commitments for capital expenditures currently outstanding, the Company intends additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

     The Company purchases certain inventory and equipment through financing arrangements with IBM Credit Corporation and Finova Capital Corporation. At December 31, 1997, there were outstanding balances of $8.8 million and $7.1 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Under the Loan and Security Agreement entered into on June 30, 1997 with First Union National Bank (the "Bank"), the Bank entered into an intercreditor agreement with respect to their relative interests. The Company terminated and paid all amounts outstanding under its financing arrangement with Deutsche Financial Services during the second quarter of 1997.

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

     On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of Lande, a computer equipment reseller and provider of systems integration services located in New York City. The Company purchased, among other assets, the entire customer list, accounts receivable and inventory of Lande for an aggregate purchase price of up to $1.1 million, of which $750,000 was paid at closing and $250,000 is held in escrow pending certain post-closing adjustments. An additional $50,000 is payable to Lande by the Company on each of the first and second anniversary of the closing date. The Company also assumed certain liabilities, including certain trade debt, which was paid by the Company at closing, accounts payable and accrued expenses, and obligations under a lease which expires in April 2008, for New York City office space. Intangible assets, which are included in other assets, of approximately $1.8 million resulted from this transaction and are being amortized over their useful life over periods not to exceed 15 years.

     In September 1997, the Company was audited by the New Jersey Department of Labor, Division of Wage and Hour Compliance (the "State") regarding the Company's compensatory and overtime payment practices. Such audit revealed record keeping errors involving daily and weekly totaling of hours worked on employee time sheets. Subsequent to the audit, a notice of violation was issued to the Company with a requirement to perform a self-audit covering the period from September 1995 through September 1997 identifying all non-exempt employees who were not paid correctly. The Company requested a pre-hearing conference to clarify the scope of the self-audit. As a result of the pre-hearing conference, the Company is in the process of performing the self-audit, but given the early stage of such self-audit, the Company is currently unable to evaluate the extent of non-compliance. Accordingly, any amount that may be due to current or former employees or the State has not been determined at this time. The Company has recorded an amount for payment of unpaid wages and possible fines, penalties, amd admimistrative fees. Although there can be no assurance that such amount will be sufficient or that amounts assessed by the State in the future, if any, as well as any fines, penalties, or administrative fees which may be imposed, will not be material, presently, the Company believes that the resolution of this issue will not have a material impact on the Company's financial position, results of operations, or cash flows. The Company is in the process of reviewing its policies and procedures regarding the compensation of its hourly employees and will implement new control systems as necessary to seek to assure full compliance in the future.

     The Company has been notified by the taxing authorities of several jurisdictions concerning the Company's failure to meet certain reporting and compliance requirements of such jurisdictions with respect to the Company's sales tax obligations. The Company recently commenced a review of its reporting and compliance procedures relating to its sales tax obligations. Such review is in progress and, therefore, the extent of the Company's non-compliance is currently not known. As a result, the Company cannot estimate the full impact of its reporting and compliance delinquencies at this time. The Company has recorded an amount for payment of unpaid sales taxes and possible fines and penalties. Although there can be no assurance that such amount will be sufficient or that amounts assessed by any jurisdiction in the future, if any, as well as any fines or penalties which may be imposed, will not be material, presently, the Company believes that the resolution of this issue will not have a material impact on the Company's financial position, results of operations or cash flows. The Company is in the process of reviewing its policies and procedures regarding compliance with applicable sales tax regulations and will implement new control systems as necessary to seek to assure full compliance in the future.

     The Company has entered into a master lease agreement with First Union Leasing Group, Inc. under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At December 31, 1997, capital lease obligations outstanding under these equipment leases, which expire in 1998, aggregated $44,000.

     The Company believes that its available funds, together with existing credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to Item 14(a)(1) and (2) on page 34 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

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

                  Reference is made to Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Selected Quarterly Results of Operations" on page 25 for selected quarterly financial data.

(a)     (3)       Exhibits.

                  Reference is made to the Index to Exhibits on Page 35.

(b)               Reports on Form 8-K.

                  The Company filed no current reports on Form 8-K during the last quarter of the period covered by this annual report.

                                  EXHIBIT INDEX



    EXHIBIT                DESCRIPTION OF
      NO.                  EXHIBIT
-----------------          ----------------------------

     3.1*                  Amended and Restated Certificate of Incorporation.

     3.2*                  Amended and Restated Bylaws.

     4.1*#                 1995 Stock Plan of the Company.

     4.2*#                 1995 Non-Employee Director Stock Option Plan.

     4.3*#                 401(k) Plan, adopted October 1991.

     4.4#                  Employee Stock Purchase Plan.

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

     10.5*# Employment Agreement dated October 1, 1995 between the Company and Lawrence Mahon.

     10.6*# Employment Agreement dated October 1, 1995 between the Company and John Centinaro.

     10.7*# Employment Agreement dated October 1, 1995 between the Company and John Crescenzo.

     10.8*# Employment Agreement effective November 1, 1995 between the Company and Gary S. Finkel.

     10.9* Lease dated June 27, 1994 by and between Sutman Associates and the Company, as amended.

     10.10*                Form of Invention Assignment and Confidentiality
                           Agreement.

    EXHIBIT                DESCRIPTION OF
      NO.                  EXHIBIT
-----------------          ----------------------------

     10.11* Agreement dated July 1, 1994 by and between the Company and MicroAge Computer Centers, Inc., as amended.

     10.12* Reseller Agreement dated November 7, 1994 by and between the Company and Ingram Alliance Reseller Company, a division of Ingram Micro, Inc., as amended.

     10.13* Agreement for Wholesale Financing dated May 20, 1988 by and between the Company and IBM Credit Corporation.

     10.14+ Dealer Loan and Security Agreement by and between the Company and Finova Capital Corporation dated December 20, 1996.

     10.15* Agreement by Stan Gang dated February 19, 1996 to indemnify the Company for certain losses.

     10.16/dagger/         Asset Purchase Agreement dated July 18, 1996 by and
                           between Stan Gang and Lior, Inc.

     10.17/dagger/         Assignment of Asset Purchase Agreement dated July
                           24, 1996 by and between Stan Gang and the Company.

     10.18** Loan and Security Agreement dated June 30, 1997 by and between First Union National Bank and AlphaNet Solutions, Inc.

     10.19** Asset Purchase Agreement dated August 1, 1997 by and between the Company and The Lande Group, Inc.

     10.20 Assignment of lease dated August 1, 1997 by and between The Lande Group, Inc., 460 West 34th Street Associates, and the Company of a lease dated December 23, 1996 by and between 460 West 34th Street Associates and The Lande Group, Inc.

     10.21 Form of Indemnification Agreement entered into by past and present Directors and Officers.

     21+                   Subsidiaries of the Registrant.

     23                    Consent of Price Waterhouse LLP.

     27                    Financial Data Schedule.

----------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-97922) declared effective on March 20, 1996.

                                      -36
-

** Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997.

+ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 27, 1997.

/dagger/ Incorporated by reference to the Company's Form 8-K, filed with the Commission on August 5, 1996.

# A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     All other exhibits are filed herewith.

                            ALPHANET SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................   F-2

Consolidated balance sheets as of December 31, 1996 and 1997..............   F-3

Consolidated statements of income for the years ended
December 31, 1995, 1996, and 1997 ........................................   F-4

Consolidated statements of changes in shareholders' equity for the
years ended December 31, 1995, 1996, and 1997.............................   F-5

Consolidated statements of cash flows for the years ended
December 31, 1995, 1996, and 1997 ........................................   F-6

Notes to consolidated financial statements................................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AlphaNet Solutions, Inc.:


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of AlphaNet Solutions, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Morristown, NJ

March 26, 1998

                            ALPHANET SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                          1996        1997
                                        ASSETS                                            ----        ----
Current assets:
     Cash and cash equivalents........................................................ $    1,610   $    2,689
     Accounts receivable, net.........................................................     29,848       50,388
     Inventories......................................................................      4,809        4,941
     Deferred income tax asset........................................................        445        1,651
     Prepaid expenses and other current assets........................................      1,705        3,598
                                                                                       ----------   ----------
          Total current assets........................................................     38,417       63,267
Property and equipment, net...........................................................      3,856        6,386
Other assets .........................................................................      1,374        2,888
                                                                                       ----------   ----------
          Total assets................................................................ $   43,647   $   72,541
                                                                                       ==========   ==========



                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations..................................... $      103   $       44
     Accounts payable.................................................................     17,923       17,921
     Accrued expenses.................................................................      5,984       12,179
                                                                                       ----------   ----------
          Total current liabilities...................................................     24,010       30,144
Advance from principal shareholder....................................................        675          675
Capital lease obligations.............................................................         41            -
                                                                                       ----------   ----------
          Total liabilities...........................................................     24,726       30,819
                                                                                       ----------   ----------
Commitments and contingencies (Note 8)................................................
Shareholders' equity:
     Preferred stock-- $0.01 par value; authorized 3,000,000 shares, none issued......          -            -
     Common stock -- $0.01 par value;  authorized  15,000,000 shares,  5,102,900
and 6,257,610 shares issued and outstanding in 1996 and 1997, respectively............         51           63
     Additional paid-in capital.......................................................     15,904       33,172
     Retained earnings................................................................      2,966        8,487
                                                                                       ----------   ----------
          Total shareholders' equity..................................................     18,921       41,722
                                                                                       ----------   ----------
          Total liabilities and shareholders' equity.................................. $   43,647   $   72,541
                                                                                       ==========   ==========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                                      Year Ended December 31,
                                                                                 -----------------------------------
                                                                                     1995        1996        1997
                                                                                  ----------   ---------   -------
Net sales:
     Product sales...........................................................      $  62,516     $99,468 $  147,602
     Services and support....................................................         11,500      20,137     43,790
                                                                                   ---------   --------- ----------
                                                                                      74,016     119,605    191,392
                                                                                   ---------   --------- ----------
Cost of sales:
     Product sales...........................................................         54,579      88,218    130,314
     Services and support....................................................          6,869      12,915     29,013
                                                                                   ---------   --------- ----------
                                                                                      61,448     101,133    159,327
                                                                                   ---------   --------- ----------

Gross profit.................................................................         12,568      18,472     32,065
                                                                                   ---------   --------- ----------

Operating expenses:
     Selling expenses........................................................          4,468       7,301     13,224
     General and administrative expenses.....................................          3,925       5,446      9,537
                                                                                   ---------   --------- ----------
                                                                                       8,393      12,747     22,761
                                                                                   ---------   --------- ----------

Operating income.............................................................          4,175       5,725      9,304
                                                                                   ---------   --------- ----------
Other income (expense):
     Interest income.........................................................             54         217        219
     Interest expense........................................................           (140)       (106)      (158)
     Gain on sale of marketable securities...................................              -          18          -
                                                                                   ---------   --------- ----------
                                                                                         (86)        129         61
                                                                                   ---------   --------- ----------
Income before income taxes...................................................          4,089       5,854      9,365
Provision for income taxes...................................................            124       1,970      3,844
                                                                                   ---------   --------- ----------
Net income...................................................................      $   3,965   $   3,884 $    5,521
                                                                                   =========   ========= ==========

Earnings per share - Basic...................................................      $    1.17   $    0.83 $     0.97
                                                                                   =========   ========= ==========
Weighted average shares outstanding..........................................          3,400       4,690      5,719
                                                                                   =========   ========= ==========
Earnings per share -Diluted..................................................      $    1.17   $    0.82 $     0.93
                                                                                   =========   ========= ==========
Weighted average shares and share equivalents outstanding....................          3,400       4,737      5,905
                                                                                   =========   ========= ==========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                            COMMON      COMMON       PAID-IN     RETAINED
                                                            SHARES      STOCK        CAPITAL     EARNINGS        TOTAL
                                                            ------      -----        -------     --------        -----
  Balance at January 1, 1995........................         3,400    $     34     $      156    $    3,719     $  3,909
       Distributions to S Corporation
          shareholders..............................            -            -              -        (1,300)      (1,300)
       Net income ..................................            -            -              -         3,965        3,965
                                                       -----------    --------     ----------    ----------     --------
  Balance at December 31, 1995 .....................         3,400          34            156         6,384        6,574

       Sales of common stock........................         1,700          17         15,722             -       15,739
       Exercise of stock options....................             3           -             26             -           26
       Distributions to S Corporation
          shareholders..............................             -           -              -        (7,302)      (7,302)
       Net income...................................             -           -              -         3,884        3,884
                                                       -----------    --------     ----------    ----------     --------
  Balance at December 31, 1996......................         5,103          51         15,904         2,966       18,921

       Sales of common stock........................         1,150          12         17,200             -       17,212
       Exercise of stock options....................             4           -             68             -           68
       Net income...................................             -           -              -         5,521        5,521
                                                       -----------    --------     ----------    ----------     --------
  Balance at December 31, 1997......................         6,257    $     63     $   33,172    $    8,487     $ 41,722
                                                       ===========    ========     ==========    ==========     ========









          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Year Ended December 31,
                                                                              -------------------------------------
                                                                                     1995        1996       1997
                                                                                  ---------   ---------  -------
Cash flows from operating activities:
   Net income...............................................................      $  3,965   $  3,884   $  5,521
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization..........................................           165        651      1,671
     Deferred income taxes..................................................             -       (445)    (1,206)
     Gain on sale of marketable securities..................................             -        (18)         -
     Increase (decrease) from changes in:
        Accounts receivable.................................................          (174)   (15,963)   (17,978)
        Inventories.........................................................           802     (3,863)        35
        Prepaid expenses and other current assets...........................          (158)    (1,288)    (1,652)
        Other assets........................................................            10       (255)       302
        Accounts payable....................................................            26     10,647     (4,392)
        Accrued expenses....................................................         1,288      2,030      5,820
                                                                                  --------   --------   --------

     Net cash provided by (used in) operating activities....................         5,924     (4,620)   (11,879)
                                                                                  --------     ------    -------

Cash flows from investing activities:
   Proceeds from sale of marketable securities..............................             -         26          -
   Property and equipment expenditures......................................          (779)    (3,087)    (3,842)
   Acquisition of businesses................................................          (236)    (1,060)      (380)
   Receipt of loan repayments...............................................           160        413          -
                                                                                  --------   --------   --------

     Net cash used in investing activities..................................          (855)    (3,708)    (4,222)
                                                                                  --------     ------     ------

Cash flows from financing activities:
   Repayment of long-term debt..............................................          (285)      (736)         -
   Repayment of capital lease obligations...................................           (54)       (86)      (100)
   Net payments of note payable-bank........................................        (1,152)       --           -
   Repayment of loans payable to shareholder................................          (719)       --           -
   Advance from principal shareholder.......................................             -        675          -
   Distributions paid to S Corporation shareholders.........................        (1,300)    (7,302)         -
   Costs of anticipated common stock offering...............................          (399)       --           -
   Net proceeds from sales of common stock..................................             -     16,138     17,212
   Exercise of stock options................................................             -         26         68
                                                                                  --------   --------   --------

     Net cash (used in) provided by financing activities....................        (3,909)     8,715     17,180
                                                                                  --------   --------   --------

Net increase in cash and cash equivalents...................................         1,160        387      1,079
Cash and cash equivalents, beginning of period..............................            63      1,223      1,610
                                                                                  --------   --------   --------

Cash and cash equivalents, end of period....................................      $  1,223   $  1,610   $  2,689
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

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   NATURE OF BUSINESS:

     AlphaNet Solutions, Inc. and its wholly-owned subsidiary (the "Company") is a single-source provider of information technology products, services and support. The Company markets computer products and provides a broad range of information technology services, including network consulting, remote network management, workstation support, education, communications installation and technical placement services to Fortune 1000 and other large and mid-sized companies in various industries located primarily in the New York-to-Philadelphia corridor. Intercompany balances and transactions are eliminated in consolidation.

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

   CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

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

     Costs of computer software developed or obtained for internal use and costs associated with technology under development are capitalized and amortized over the estimated useful lives of the assets, generally three to five years. Capitalization of costs begins when conceptual and design activities have been completed, and when management has authorized and committed to fund a project. Costs capitalized include external direct costs of materials and services. Costs associated with training and general and administrative activities are expensed as incurred.

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

   STOCK-BASED COMPENSATION:

     In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which requires companies to measure stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provide pro forma footnote disclosures under the fair value method. Effective January 1, 1996, the Company adopted the disclosure-only provisions of FAS 123 and continues to follow APB 25 and related interpretations to account for the Company's stock compensation plans.

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

   RETIREMENT PLAN:

     The Company adopted a 401(k) retirement plan in 1991. Employees of the Company who have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 15% of their gross salary to the plan. The Company may make discretionary matching cash contributions up to 2% of the salary of the participating individual employee. Participants vest in the Company's contributions to the plan over a six-year period based upon years of service. Participants are fully vested at all times in their employee contributions to the plan. The Company incurred $79, $117 and $277 of expenses related to this plan in 1995, 1996 and 1997, respectively.

  NET INCOME PER SHARE:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. In February 1998, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 98 ("SAB 98") revising previously issued statements to become consistent with SFAS No. 128 (Earnings per Share) and No. 130 (Reporting Comprehensive Income). SAB 98 requires the Company to revise its EPS computations to present historical EPS including pre IPO periods. The computations set forth in Note 11 incorporate SAB 98.

2. BUSINESS COMBINATIONS

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

     On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of The Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services located in New York City. The Company purchased, among other assets, the entire customer list, accounts receivable and inventory of Lande for an aggregate purchase price of up to $1,100, of which $750 was paid at closing and $250 is held in escrow pending certain post-closing adjustments. An additional $50 is payable to Lande by the Company on each of the first and second anniversary of the closing date. The Company also assumed certain liabilities, including certain trade debt, which was paid by the Company at closing, accounts payable and accrued expenses, and obligations under a lease which expires in April 2008, for New York City office space which will serve as the Company's New York headquarters. Intangible assets of approximately $1,800, which are included in other assets, are being amortized on the straight-line method over periods not exceeding fifteen years.

     Amortization of intangible assets for the year ended December 31, 1996 and 1997 was $42 and $101, respectively. The operations related to the acquired assets of Lior and Lande are included in the accompanying consolidated financial statements subsequent to their respective dates of acquisition.

     The pro forma results of the Lior and Lande acquisitions have not been presented due to their immaterial effect on net income and net income per share.

3. ACCOUNTS RECEIVABLE, NET


     Accounts receivable, net consists of the following:
                                                                  DECEMBER 31,
                                                              ------------------
                                                                1996       1997
                                                              -------   --------
     Accounts receivable....................................  $30,111    $51,643
     Less: Allowance for doubtful accounts..................      263      1,255
                                                              -------    -------
                                                              $29,848    $50,388
                                                              =======    =======

4. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                                                  DECEMBER 31,
                                                               -----------------
                                                                1996       1997
                                                                ----       ----
     Furniture, fixtures and equipment......................   $3,120    $5,665
     Transportation equipment...............................       36       109
     Leasehold improvements.................................      250       632
     Construction in progress...............................    1,464     2,564
                                                               ------    ------
                                                                4,870     8,970
     Less-- Accumulated depreciation and amortization.......    1,014     2,584
                                                               ------    ------
                                                               $3,856    $6,386
                                                               ======    ======

     Depreciation expense and amortization of leasehold improvements for the years ended December 31, 1995, 1996 and 1997 was $165, $609 and $1,570,
respectively.

5. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                                --------------
                                                                1996     1997
                                                                ----     ----
     Wages and benefits payable................................$1,504   $4,063
     Deferred revenue..........................................   961    2,031
     Sales taxes...............................................   833    1,425
     Licensing fees payable....................................   816      483
     Sales commissions.........................................   663    1,152
     Income taxes payable......................................   463    1,498
     Other.....................................................   744    1,527
                                                               ------  -------
                                                               $5,984  $12,179
                                                               ======  =======

6. DEBT AND CAPITAL LEASE OBLIGATIONS

   NOTES PAYABLE -- BANK:

     On June 30, 1997, the Company and First Union National Bank ("Bank") executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, which matures on June 30, 1998, includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the new facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and
(ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. As of December 31, 1997, the Company had no outstanding balance under such credit facility.

     At December 31, 1995 and 1996, the Company had standby letters of credit of $2,068 and $2,038, respectively, of which $2,000 were issued primarily in support of certain financing agreements for the purchase of inventory. Fees payable to the Bank range from 1% to 2% per annum based on the amount of the standby letters of credit issued.

   CAPITAL LEASE OBLIGATIONS:

     In March 1995, the Company entered into a master lease agreement under which the Company may lease up to $500 of equipment. The master lease provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At December 31, 1997, capital lease obligations outstanding under these equipment leases, which expire in 1998, total $44.

7. STOCK OWNERSHIP AND COMPENSATION PLANS

     At December 31, 1997, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 1996 and 1997, no compensation cost has been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1995         1996        1997
                                                  ----         ----        ----
Net income
     As reported..............................  $ 3,965     $ 3,884      $ 5,521
     As adjusted for FAS 123 method...........    3,864       3,414        4,843
Earnings per share - diluted
     As reported..............................     1.17        0.82         0.93
     As adjusted for FAS 123 method...........     1.14        0.72         0.82

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1995, 1996 and 1997: dividend yield of 0%; expected volatility of approximately 67%; risk free interest rates of approximately 6%; and an expected holding period of six years.

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

     A summary of the stock options granted under the Plan and 1995 Non-Employee Director Stock Plan as of and for the year ended December 31, 1995, 1996 and 1997 is presented below:


                                                                      YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                   1995                       1996                   1997
                                           --------------------     ---------------------    --------------------
                                                       WEIGHTED                  WEIGHTED                 WEIGHTED
                                                       AVERAGE                   AVERAGE                  AVERAGE
                                           SHARES      EXERCISE     SHARES       EXERCISE    SHARES       EXERCISE
                                            (000)        PRICE       (000)       PRICE        (000)       PRICE
                                           ------      -------      ------       --------    -------      --------
Outstanding at beginning of year........         -      $    -          260        $9.00         539        $ 9.44
Granted.................................       260        9.00          290         9.82         203         14.05
Exercised...............................         -           -           (3)        9.00          (5)         9.00
Forfeited...............................         -           -           (8)        9.00         (67)        11.90
                                            ------                  -------                  -------
Outstanding at end of year..............       260        9.00          539         9.44         670         10.58
                                            ======                  =======                  =======
Options exercisable at end of year......         -           -           47         9.00         143          9.36

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     -------------------------------------------------------   ---------------------------------
                     NUMBER           WEIGHTED-AVERAGE      WEIGHTED           NUMBER             WEIGHTED
RANGE OF             OUTSTANDING AT   REMAINING             AVERAGE            EXERCISABLE AT     AVERAGE
EXERCISE PRICES      12/31/97         CONTRACTUAL LIFE      EXERCISE PRICE     12/31/97           EXERCISE PRICE
---------------      --------------   ----------------      ----------------   --------------     --------------

$9.00 - 13.50        489,250               8.16                  $ 9.36        143,000                 $9.36
13.56 - 15.88        180,200               9.61                   13.95              -
                     -------                                                   -------
 9.00 - 15.88        669,450                                                   143,000




     The weighted-average fair value of options granted during 1995, 1996 and 1997 were $5.98, $6.56 and $9.35, respectively.

8. COMMITMENTS AND CONTINGENCIES

     The Company occupies six facilities under operating leases which expire at various dates through April 2008 and call for annual base rentals plus real estate taxes. The future minimum payments under noncancelable leases as of December 31, 1997 are as follows:

                         YEAR                          AMOUNT
                         ----                          ------
                         1998........................  $1,202
                         1999........................   1,168
                         2000........................   1,158
                         2001........................   1,137
                         2002........................   1,009
                         Thereafter..................   1,757

     Rent expense including real estate taxes for the years ended December 31, 1995, 1996 and 1997 was $553, $688 and $922, respectively.

     The Company has obtained financing terms from IBM Credit Corporation, Deutsche Financial Services (terminated in 1997) and Finova Capital Corporation for the purchase of inventory. In exchange for these terms, and subject to the intercreditor agreements with First Union National Bank, the payables are collateralized by substantially all the assets of the Company. The balance included in accounts payable at December 31, 1996 and 1997 was $13,085 and $15,981, respectively.

     The Company has entered into employment agreements which expire at various dates through 1998 with certain key employees. The agreements provide for aggregate annual salaries of $1,320.

     On February 13, 1996, the Company, as plaintiff, filed a complaint against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint alleges theft of services, theft of the Company's property, theft of corporate opportunity and unauthorized use of Company credit cards by the Defendants. The Company is seeking restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Company intends to vigorously pursue all available remedies against the Defendants. Recently, the parties consented to the suspension of discovery pending mediation of all claims. Therefore, the Company currently is unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's founder, Chairman of the Board, President and Chief Executive Officer and principal shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1,000 arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang paid $675 of his personal funds to the Company, which is classified as an advance from the principal shareholder. Pursuant to the terms of the agreement between the Company and Mr. Gang, the Company shall reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy. Management is of the opinion that the ultimate disposition of this matter will not have a material adverse effect on the results of operations or financial position of the Company.

9. SUPPLEMENTARY CASH FLOW INFORMATION

     Following is a summary of supplementary cash flow information for the years ended December 31, 1995, 1996 and 1997:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                    1995      1996      1997
                                                                  -------   --------   -------
     Interest paid..............................................  $   124    $    97   $   159
     Income taxes paid..........................................      130      1,977     3,917
     Non cash investing and financing activities:
        Equipment acquired under capital lease..................      284         -          -

10. INCOME TAXES

     The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of the assets and liabilities.

     The components of the provision for income taxes for 1995, 1996 and 1997 are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1995         1996         1997
                                                                              -------     -------        -----
     Current:
          Federal..........................................................   $     -     $ 1,733      $ 3,692
          State and local..................................................       124         682        1,358
                                                                              -------     -------      -------
                                                                                  124       2,415        5,050
                                                                              -------     -------      -------
     Deferred:
          Federal..........................................................         -        (178)        (841)
          State and local..................................................         -         (57)        (365)
          Benefit as a result of change in tax status......................         -        (210)           -
                                                                              -------     -------      ------
                                                                                    -        (445)      (1,206)
                                                                              -------     -------      -------
                                                                              $   124     $ 1,970      $ 3,844
                                                                              =======     =======      =======

     Prior to March 19, 1996, the Company had elected under the Internal Revenue Code to be an S Corporation for federal income and, in certain cases, state income tax purposes. Therefore, no provision or liability for federal and a reduced provision for state income taxes has been recorded for the year ended December 31, 1995.

     A reconciliation of the Federal statutory rate to the Company's effective tax rate for 1995, 1996 and 1997 is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------
                                                                                      1995       1996       1997
                                                                                     ------     ------      ----
     Taxes at statutory rate......................................................    34.0%       34.0%     34.0%
     State and local income taxes, net of federal tax benefit.....................     6.1%        6.7%      7.0%
     Income from S Corporation not subject to federal and state income
        taxes.....................................................................   (37.4%)      (7.2%)       -
     Other, net...................................................................     0.3%        0.2%        -
                                                                                      ----       -----     -----
     Effective tax rate...........................................................     3.0%       33.7%     41.0%
                                                                                      ====       =====     =====

     The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset at December 31, 1996 and 1997 are as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                        1996                    1997
                                                                        ----                    ----
      Accounts receivable allowances..................................  $187                  $  515
      Inventory reserves..............................................    95                     259
      Accrual for compensated absences................................   233                     478
      Accumulated depreciation and amortization.......................   (70)                   (118)
      Other accruals..................................................     -                     517
                                                                       ------                 ------
                                                                        $445                  $1,651
                                                                       ======                 ======

11. EARNINGS PER SHARE

     As described in Note 1 of Notes to Consolidated Financial Statements, the Company has adopted the provisions of SFAS No. 128 and SAB No. 98. In 1997, 183,300 potential common shares were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive. There were no anti-dilutive common stock equivalents in 1995 and 1996. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share as required:

                                                                                        YEAR ENDED DECEMBER 31, 1995
                                                                                     ------------------------------------
                                                                                                                 PER
                                                                                                                SHARE
                                                                                        INCOME      SHARES      AMOUNT
                                                                                        ------      ------      ------
     BASIC EPS:
     Net income applicable to common shares.........................................    $3,965        3,400      $1.17
     ASSUMING DILUTION:
        Stock Options...............................................................         -            -
                                                                                        ------        -----
                                                                                        $3,965        3,400      $1.17
                                                                                        ======        =====      =====


                                                                                        YEAR ENDED DECEMBER 31, 1996
                                                                                     ------------------------------------
                                                                                                                PER
                                                                                                                SHARE
                                                                                        INCOME      SHARES      AMOUNT
                                                                                        ------      ------      ------
     BASIC EPS:
     Net income applicable to common shares.........................................    $3,884        4,690      $0.83
     ASSUMING DILUTION:
        Stock Options...............................................................         -           47
                                                                                        ------       ------
                                                                                        $3,884        4,737      $0.82
                                                                                        ======       ======      =====

                                                                                        YEAR ENDED DECEMBER 31, 1997
                                                                                     ------------------------------------
                                                                                                                PER
                                                                                                                SHARE
                                                                                        INCOME      SHARES      AMOUNT
                                                                                        ------      ------      ------
     BASIC EPS:
     Net income applicable to common shares.........................................    $5,521        5,719      $0.97
     ASSUMING DILUTION:
        Stock Options...............................................................         -          186
                                                                                        ------        -----
                                                                                        $5,521        5,905      $0.93
                                                                                        ======        =====      =====

12. EMPLOYEE STOCK PURCHASE PLAN

     On December 31, 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") for employees of the Company and its subsidiaries by the Board of Directors and is to be submitted to the shareholders of the Company for approval at its 1998 annual meeting of shareholders. The Plan was adopted to provide a further incentive for employees to promote the best interests of the Company and to encourage stock ownership by employees in order to participate in the Company's potential economic progress. A total of 500,000 shares of Common Stock will be made available for purchase pursuant to the Plan.

     In general, the Plan provides for eligible employees to designate in advance of specified purchase periods (which will be annual or semi-annual) a percentage of compensation (up to 10%) to be withheld from their pay and applied toward the purchase of such number of whole shares of Common Stock as can be purchased at a price of 85% of the lesser of the stock's trading price at the beginning or the end of each such period. No employee can purchase more than $15,000 worth of stock annually, and no stock can be purchased by any person which would result in the purchaser owning five percent or more of the total combined voting power or value of all classes of stock of the Company.

     The Plan is intended to satisfy the requirements of Section 423(b) of the Internal Revenue Code of 1986, as amended, which requires that it be approved by shareholders within one year of the earlier of its adoption by the Board of Directors or the plan's effective date. In addition, the Plan is intended to comply with certain requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

13. SIGNIFICANT CUSTOMERS AND VENDORS

     During 1997, two customers, Nabisco and KPMG Peat Marwick, accounted for approximately 31% of the Company's net sales, 16% and 15% respectively. During each of the two years ended December 31, 1995 and 1996, one customer, Nabisco, accounted for approximately 20%, and 17% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 1997.

     The Company purchases the majority of its products primarily from two aggregators of computer hardware, software and peripherals. Agreements with these aggregators provide for, among other things, certain discount pricing for meeting agreed-upon purchase levels and minimum purchase commitments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of April, 1998.


                                       ALPHANET SOLUTIONS, INC.



                                       By:/S/STAN GANG
                                       -----------------------------------------
                                       Stan Gang, Chairman of the Board,
                                       President and Chief Executive
                                       Officer (Principal Executive Officer)

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

              SIGNATURE                                     TITLE                          DATE
              ---------                                     -----                          ----

/S/STAN GANG
------------------------------            Chairman of the Board, President and           April 10, 1998
   Stan Gang                              Chief Executive Officer (Principal
                                          Executive Officer)


/s/Robert G. Petoia
------------------------------            Vice President and Chief Financial             April 10, 1998
   Robert G. Petoia                       Officer(Principal Financial and
                                          Accounting Officer)


/s/Michael Gang
------------------------------            Director                                       April 10, 1998
   Michael Gang




/s/Michael R. Bruce
------------------------------            Director                                       April 10, 1998
   Michael R. Bruce




/s/David J. Sorin
------------------------------            Director                                       April 10, 1998
   David J. Sorin





/s/Susan Wolford
------------------------------            Director                                       April 10, 1998
   Susan Wolford

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

4.4     Employee Stock Purchase Plan

10.20 Assignment of lease dated August 1, 1997 by and between The Lande Group, Inc., 460 West 34th Street Associates, and the Company of a lease dated December 23, 1996 by and between 460 West 34th Street Associates and The Lande Group, Inc.

10.21 Form of Indemnificatoin Agreement entered into by past and present Directors and Officers

23      Consent of Price Waterhouse LLP.

27      Financial Data Schedule