Form 10-Q
period 1998-03-31
ALPHANET SOLUTIONS INC
filed 1998-05-15
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                         Commission file number 0-27042

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

                                 (973) 267-0088
                         (Registrant's Telephone Number,
                              Including Area Code)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes: X No:

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1998:

CLASS                                               NUMBER OF SHARES
-----                                               ----------------
Common Stock, $.01 par value                            6,283,310


                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                  1

         Item 1.  Financial Statements                                          1

                  Consolidated Balance Sheets
                  as of December 31, 1997

                  and March 31, 1998 (unaudited)                                2

                  Consolidated Statements of Income
                  for the Three Months Ended

                  March 31, 1997 (unaudited) and 1998 (unaudited)               3

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended
                  March 31, 1997 (unaudited) and 1998 (unaudited)               4

                  Notes to Consolidated Financial Statements (unaudited)        5

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                 7

                  Results of Operations                                        10

                  Liquidity and Capital Resources                              11

PART II.  OTHER INFORMATION                                                    13

         Item 1.  Legal Proceedings                                            13

         Item 5.  Other Information                                            13

         Item 6.  Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                     14


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                        DECEMBER 31,             MARCH 31,
                                                                                            1997                    1998
                                                                                        ------------             ---------
                                                                                                                (UNAUDITED)

                                      ASSETS

Current assets:
     Cash and cash equivalents...............................................           $      2,689                $      7,311
     Accounts receivable, net................................................                 50,388                      44,783
     Inventories.............................................................                  4,941                       5,589
     Deferred income tax asset...............................................                  1,651                       1,651
     Prepaid expenses and other current assets                                                 3,598                       2,464
                                                                                        ------------                ------------
       Total current assets..................................................                 63,267                      61,798
Property and equipment, net..................................................                  6,386                       7,259
Other assets.................................................................                  2,888                       2,797
                                                                                        ------------                ------------
       Total assets..........................................................           $     72,541                $     71,854
                                                                                        ============                ============


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Current portion of capital lease obligations                                       $         44                $         25
     Accounts payable........................................................                 17,921                      16,622
     Accrued expenses........................................................                 12,179                      11,389
                                                                                        ------------                 -----------
       Total current liabilities ............................................                 30,144                      28,036
Advance from principal shareholder...........................................                    675                         675
                                                                                        ------------                 -----------
       Total liabilities.....................................................                 30,819                      28,711
                                                                                        ------------                 -----------
Shareholders' equity:
     Preferred stock -- $0.01 par value; authorized

      3,000,000 shares, none issued..........................................                     --                          --
     Common stock -- $0.01 par value; authorized
      15,000,000 shares, 6,257,610 and  6,269,230 shares issued and outstanding at December 31, 1997 and March 31, 1998, respectively
                                                                                                  63                          63
     Additional paid-in capital..............................................                 33,172                      33,277
     Retained earnings.......................................................                  8,487                       9,803
                                                                                        ------------                ------------
       Total shareholders' equity............................................                 41,722                      43,143
                                                                                        ------------                ------------
       Total liabilities and shareholders' equity                                       $     72,541                $     71,854
                                                                                        ============                ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            ALPHANET SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)
                                                                                      FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                               ------------------------------
                                                                               1997                      1998
                                                                               ----                      ----
Net sales:
     Product sales............................................           $        38,768            $        31,297
     Services and support.....................................                     7,733                     14,194
                                                                         ---------------            ---------------
                                                                                  46,501                     45,491
                                                                         ---------------            ---------------
Cost of sales:

     Product sales............................................                    34,493                     27,377
     Services and support.....................................                     5,028                      9,395
                                                                         ---------------            ---------------
                                                                                  39,521                     36,772
                                                                         ---------------            ---------------
Gross profit..................................................                     6,980                      8,719
                                                                         ---------------            ---------------
Operating expenses:
     Selling expenses.........................................                     2,918                      3,967
     General and administrative expenses                                           2,036                      2,595
                                                                         ---------------            ---------------
                                                                                   4,954                      6,562
                                                                         ---------------            ---------------
Operating income..............................................                     2,026                      2,157
                                                                         ---------------            ---------------
Other income (expense):
     Interest income..........................................                         3                         99
     Interest expense.........................................                       (61)                       (26)
                                                                         ---------------            ---------------
                                                                                     (58)                        73
                                                                         ---------------            ---------------
Income before income taxes....................................                     1,968                      2,230
Provision for income taxes....................................                       807                        914
                                                                         ---------------            ---------------
Net income....................................................           $         1,161            $         1,316
                                                                         ===============            ===============


Earnings per share - Basic...............................                $          0.23            $          0.21
                                                                         ===============            ===============
Weighted average shares outstanding..................                              5,103                      6,261
                                                                         ===============            ===============

Earnings per share - Diluted..................................           $          0.22            $          0.21
                                                                         ===============            ===============
Weighted average shares
   and share equivalents outstanding..........................                     5,293                      6,397
                                                                         ===============            ===============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                           ---------------------------
                                                                                           1997                   1998
                                                                                           ----                   ----
Cash flows from operating activities:
   Net income............................................................       $         1,161            $     1,316
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:

     Depreciation and amortization.......................................                   311                    576
     Increase (decrease) from changes in:
       Accounts receivable...............................................                (4,289)                 5,605
       Inventories.......................................................                 1,215                   (648)
       Prepaid expenses and other current assets.........................                    21                  1,134
       Other assets......................................................                   (37)                    91
       Accounts payable and accrued expenses.............................                (3,312)                (2,089)
                                                                                  -------------          -------------

     Net cash (used in) provided by operating activities                                 (4,930)                 5,985
                                                                                  -------------          -------------
Cash flows from investing activities:
   Property and equipment expenditures...................................                  (887)                (1,449)
                                                                                  --------------         --------------

     Net cash used in investing activities...............................                  (887)                (1,449)
                                                                                  -------------          -------------
Cash flows from financing activities:
   Net borrowings of notes payable to bank...............................                 4,675                     --
   Costs of anticipated common stock offering                                              (322)                    --
   Repayment of capital lease obligations................................                   (29)                   (19)
   Exercise of stock options.............................................                    --                    105
                                                                                  -------------          -------------

     Net cash provided by financing activities                                            4,324                     86
                                                                                  -------------          -------------

Net (decrease) increase in cash and cash equivalents                                     (1,493)                 4,622

Cash and cash equivalents, beginning of period                                            1,610                  2,689
                                                                                  -------------          -------------

Cash and cash equivalents, end of period.................................       $           117         $        7,311
                                                                                  =============          =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)

Note 1 -- Basis of Presentation:

         The information presented for March 31, 1998 and for the three-month periods ended March 31, 1997 and 1998 is unaudited, but, in the opinion of the management of AlphaNet Solutions, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three-month periods ended March 31, 1997 and 1998. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

Note 2 -- Net Income Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. In February 1998, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 98 ("SAB 98") revising previously issued statements to become consistent with SFAS No. 128 and No. 130. SAB 98 requires the Company to revise its EPS computations to present historical EPS including pre IPO periods. The computations for earnings per share contained in this report incorporate SAB 98.

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                                            COMPUTATION OF EARNINGS PER SHARE
                                                        (in thousands, except per share amounts)

                                                                QUARTER ENDED MARCH 31,
                             -----------------------------------------------------------------------------------------------------
                                                   1997                                                     1998
                             --------------------------------------------------      ---------------------------------------------
                                                                     PER SHARE                                           PER SHARE
                                  INCOME            SHARES            AMOUNT            INCOME            SHARES           AMOUNT
                                  ------            ------            ------            ------            ------           ------
Basic EPS.................   $     1,161             5,103          $   0.23         $   1,316             6,261         $   0.21
Effect of dilutive stock
options...................            --               190             (0.01)               --               136               --
                              ----------            ------           -------             -----             -----          -------
Diluted EPS...............   $     1,161             5,293          $   0.22         $   1,316             6,397         $   0.21
                              ==========            ======           =======             =====             =====          =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

         The Company is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. In the first quarter of 1998, net product sales were approximately 68.8% and services and support revenues were approximately 31.2% of the Company's net sales.

         The Company has entered into distribution agreements with Ingram Micro, Inc. ("Ingram") and MicroAge Computer Centers, Inc. ("MicroAge"), two of the nation's largest aggregators, to acquire most of its IT products for resale. The Company's relationship with MicroAge commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with MicroAge and Ingram give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the three months ended March 31, 1998, the Company acquired approximately 30% and 43% of its products for resale from MicroAge and Ingram, respectively.

         In December 1997 the Company entered into a $20.4 million contract ("MTA contract")with the MTA-New York City Transit Authority ("MTA") to furnish and install local and wide area computer network components throughout the MTA's over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The contract allows for completion over a four year period although the project schedule currently anticipates a 24 month schedule. The revenues generated from the MTA contract in the three months ended March 31, 1998 were not material. Except for the MTA contract, in general, there are no ongoing written commitments by customers to purchase products from the Company and all product sales are made on a purchase order basis. Furthermore, as the market for IT products has matured, price competition has intensified and is likely to continue to intensify. The Company's gross profits, margins and results of operations could be adversely affected by such continued product pricing pressure, a significant reduction in product purchase orders from the Company's customers, or a disruption in the Company's sources of product supply.

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

         The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related expenses for billable technical personnel. The Company's selling expenses consist primarily of personnel costs, including sales commissions earned by employees involved in the sales of IT products, services and support. These employees include direct sales, sales support and marketing personnel. Sales commissions are recorded as revenue is recognized. General and administrative expenses consist of all other operating expenses, including primarily salaries and occupancy costs for administrative, executive and finance personnel.

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

FORWARD LOOKING STATEMENTS

         Certain statements included in this Form 10-Q, including, without limitation, statements regarding the anticipated growth in the IT products and services markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth in the services and support component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, the Company's objective to grow through strategic acquisitions, and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the

Company's internal MIS infrastructure; (v) the Company's ability to develop, market, provide, and achieve market acceptance of, new service offerings to new and existing customers; (vi) the Company's ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market;
(vii) the Company's substantial reliance on a concentrated number of key customers; (viii) the MTA's right to terminate its contract with the Company and the Company's continued compliance with its obligations under the MTA contract;
(ix) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (x) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (xi) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (xii) the Company's reliance on the continued services of key executive officers and salespersons; and (xiii) the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         NET SALES. Net sales decreased by 2.2%, or $1.0 million, from $46.5 million in 1997 to $45.5 million in 1998. Product sales decreased by 19.3%, or $7.5 million, from $38.8 million in 1997 to $31.3 million in 1998. This decrease in product sales was primarily attributed to lower average selling prices in 1998 due to continued pricing pressures on hardware manufacturers and, to a lesser extent, higher customer product demand during the first quarter 1997. Services and support revenue increased by 83.6%, or $6.5 million, from $7.7 million in 1997 to $14.2 million in 1998. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of client projects and the addition of several long-term staffing contracts. During the three months ended March 31, 1998, sales to KPMG Peat Marwick, the Company's largest customer, accounted for approximately 18.2% of the Company's net sales. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

         GROSS PROFIT. The Company's gross profit increased by 24.9%, or $1.7 million, from $7.0 million in 1997 to $8.7 million in 1998. Total gross profit margin increased from 15.0% of net sales in 1997 to 19.2% in 1998 due to the increase in higher margin service and support revenues. Gross profit margin attributable to product sales increased from 11.0% in 1997 to 12.5% in 1998 primarily due to the sales mix of higher margin products. However, the Company expects that downward pricing pressure on products will continue and there can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased from 35.0% in 1997 to 33.8% in 1998. The decrease in such gross profit margin was attributable primarily to securing several long-term staffing contracts during 1997, which typically yield lower gross margins than individual projects. Such decrease reflects a full three months of revenue generated from such lower margin projects in the first quarter of 1998, most of which began generating revenue after March 31, 1997. The Company increased its staff of billable technical personnel from 545 at December 31, 1997 to 558 at March 31, 1998.

         SELLING EXPENSES. Selling expenses increased by 35.9%, or $1.0 million, from $2.9 million in 1997 to $3.9 million in 1998, increasing from 6.3 % to 8.7 % of net sales, respectively. Such increases were primarily attributed to increased salesperson commissions and other support costs, and the increase in sales and marketing efforts associated with the Company's service and support offerings.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 27.5 %, or $559,000 from $ 2.0 million in 1997 to $ 2.6 million in 1998, increasing from 4.4% to 5.7 % of net sales, respectively. Such increases were primarily due to increases in personnel expenses, training costs, professional fees, depreciation charges and corporate insurance premiums.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its common stock. The Company's cash provided by operations was approximately $6.0 million for the first quarter of 1998 and consisted primarily of a decrease in accounts receivable of $5.6 million. The decrease in accounts receivable is primarily attributable to the timing of collection of accounts receivable and the decrease in net sales. As measured in days sales outstanding, the Company's accounts receivable increased from 80 days at December 31, 1997 to 84 days at March 31, 1998. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable which typically fluctuate in a manner consistent with net sales.

         The Company's working capital was $33.8 million at March 31, 1998 compared to $33.1 million at December 31, 1997.

         The Company invested $1.4 million in property and equipment in the first quarter of 1998, primarily related to purchases and upgrades of computer equipment and software utilized in-house. Although there are no other material commitments for capital expenditures currently outstanding, the Company anticipates additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

         The Company purchases certain inventory and equipment through financing arrangements with IBM Credit Corporation and Finova Capital Corporation. At March 31, 1998, there were outstanding balances of $4.3 million and $7.3 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Under the Loan and Security Agreement entered into on June

30, 1997 with First Union National Bank (the "Bank" ), the Bank entered into an intercreditor agreement with respect to their relative interests.

         On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, which matures on June 30, 1998, includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the new facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its portion to certain other lenders pursuant to intercreditor agreements.

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

         The Company has entered into a master lease agreement with First Union Leasing Group, Inc. under which the Company may lease up to $500,000 of equipment. Such agreement provides for equipment to be leased for three-year terms with transfer of ownership of the equipment to the Company at the end of the applicable equipment lease term. At March 31, 1998, capital lease obligations outstanding under these equipment leases, which expire during the year 1998, totaled $25,000.

         The Company believes that its available funds, together with existing and anticipated credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

                  In September 1997, the Company was audited by the New Jersey Department of Labor, Division of Wage and Hour Compliance (the "State") regarding the Company's compensatory and overtime payment practices. Such audit revealed record keeping errors involving daily and weekly totaling of hours worked on employee time sheets. Subsequent to the audit, a notice of violation was issued to the Company with a requirement to perform a self-audit covering the period from September 1995 through September 1997 identifying all non-exempt employees who were not paid correctly. The Company requested a pre-hearing conference to clarify the scope of the self-audit. As a result of the pre-hearing conference, the Company is in the process of performing the self-audit and has identified areas of non-compliance. The Company has remitted payment to the State relating to such identified non-compliance for approximately $25,000. In 1997 the Company recorded an amount for payment of unpaid wages and possible fines, penalties and administrative fees. Although the amount recorded is sufficient to pay the approximate sum of $25,000, there can be no assurance that such remaining amount will be sufficient for further sums subsequently determined to be due, or assessed by the State in the future, if any, as well as any fines, penalties or administrative fees which may be imposed. In addition, there can be no assurance that any such future assessment in excess of the remaining amount recorded will not be material. Presently, the Company believes that the resolution of this issue will not have a material impact on the Company's financial position, results of operations, or cash flows. The Company is in the process of reviewing its policies and procedures regarding the compensation of its hourly employees and will implement new control systems as necessary to seek to assure full compliance in the future.

ITEM 5. OTHER INFORMATION.

                  In February 1998 the Company announced the opening of its Remote Network Management Center located at the Company's headquarters in Cedar Knolls, New Jersey. The Remote Network Management Center provides remote network monitoring, resolution management, performance reporting, desktop management, and system administration services for clients from a single point in New Jersey.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)       Exhibit.

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

                                    AlphaNet Solutions, Inc.

DATE:  May 15, 1998                 By:/S/ STAN GANG
                                       -------------
                                       Stan Gang,
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)

DATE:  May 15, 1998                 By:/S/ ROBERT G. PETOIA
                                       --------------------
                                       Robert G. Petoia
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT              DESCRIPTION
-------              -----------


27                  Financial Data Schedule