Form 10-Q/A
period 1998-03-31
ALPHANET SOLUTIONS INC
filed 1998-06-24
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                         Commission file number 0-27042

                            AlphaNet Solutions, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New Jersey                                 22-2554535
    -------------------------------         ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

7 Ridgedale Ave., Cedar Knolls, New Jersey                              07927
------------------------------------------                           ----------
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

         (A)      EXHIBIT.

                  27.1     Financial Data Schedule    For the Period ending March 31, 1998
                  27.2     Financial Data Schedule    For the Year ending December 31, 1997
                  27.3     Financial Data Schedule    For the Period ending September 30, 1997
                  27.4     Financial Data Schedule    For the Period ending June 30, 1997
                  27.5     Financial Data Schedule    For the year ending December 31, 1996
                  27.6     Financial Data Schedule    For the Period ending September 30, 1996
                  27.7     Financial Data Schedule    For the Period ending June 30, 1996
                  27.8     Financial Data Schedule    For the Period ending March 31, 1996

        (B)       REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q/A is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ALPHANET SOLUTIONS, INC.

DATE: June 24, 1998                                 BY: /S/ STAN GANG
                                                        -----------------------

                                                        Stan Gang,
                                                        President and Chief
                                                        Executive Officer
                                                        (Principal Executive
                                                        Officer)

DATE: June 24, 1998                                 BY: /S/ ROBERT G. PETOIA
                                                        -----------------------
                                                        Robert G. Petoia
                                                        Vice President and
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

27.1     Financial Data Schedule    For the Period ending March 31, 1998

27.2     Financial Data Schedule    For the Year ending December 31, 1997

27.3     Financial Data Schedule    For the Period ending September 30, 1997

27.4     Financial Data Schedule    For the Period ending June 30, 1997

27.5     Financial Data Schedule    For the year ending December 31, 1996

27.6     Financial Data Schedule    For the Period ending September 30, 1996

27.7     Financial Data Schedule    For the Period ending June 30, 1996

27.8     Financial Data Schedule    For the Period ending March 31, 1996