Form 10-Q
period 1998-06-30
ALPHANET SOLUTIONS INC
filed 1998-08-14
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                         Commission file number 0-27042

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

                       Yes:    X                   No: ___

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1998:

CLASS                                                           NUMBER OF SHARES
-----                                                           ----------------

Common Stock, $.01 par value                                       6,323,480

                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................1

         Item 1.  Financial Statements.........................................1

                  Consolidated Balance Sheets
                  as of December 31, 1997
                  and June 30, 1998 (unaudited)................................2

                  Consolidated Statements of Income
                  for the Three Months and Six Months Ended
                  June 30, 1997 (unaudited) and 1998 (unaudited) ..............3

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended
                  June 30, 1997 (unaudited) and 1998 (unaudited) ..............4

                  Notes to Consolidated Financial Statements (unaudited).......5

         Item 2.  Management's Discussion and Analysis of

                  Results of Operations and Financial Condition...............7

                  Results of Operations.......................................11

                  Liquidity and Capital Resources.............................13

PART II.  OTHER INFORMATION...................................................16

         Item 1.  Legal Proceedings...........................................16

         Item 4.  Submission of Matters to a Vote of Security Holders.........17

         Item 5.  Other Information...........................................18

         Item 6.  Exhibits and Reports on Form 8-K............................18

SIGNATURES....................................................................19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                             ALPHANET SOLUTIONS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                               DECEMBER 31,              JUNE 30,
                                                                                  1997                    1998
                                                                               ------------           ------------
                                                                                                       (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents.............................................    $      2,689           $      6,870
     Accounts receivable, net..............................................          50,388                 38,138
     Inventories...........................................................           4,941                  6,589
     Deferred income tax asset.............................................           1,651                  1,651
     Prepaid expenses and other current assets.............................           3,598                  2,351
                                                                               ------------           ------------
       Total current assets................................................          63,267                 55,599
Property and equipment, net................................................           6,386                  7,559
Other assets...............................................................           2,888                  2,458
                                                                               ------------           ------------
       Total assets........................................................    $     72,541           $     65,616
                                                                               ============           ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations..........................    $         44           $          6
     Accounts payable......................................................          17,921                 13,797
     Accrued expenses......................................................          12,179                  7,081
                                                                               ------------           ------------
       Total current liabilities ..........................................          30,144                 20,884
Advance from principal shareholder.........................................             675                    675
                                                                               ------------           ------------
       Total liabilities...................................................          30,819                 21,559
                                                                               ------------           ------------
Shareholders' equity:
     Preferred stock -- $0.01 par value; authorized
      3,000,000 shares, none issued........................................              --                     --
     Common stock -- $0.01 par value; authorized
      15,000,000 shares, 6,257,610 and 6,285,050 shares issued and outstanding at December 31, 1997 and June 30, 1998,
       respectively........................................................              63                     63
     Additional paid-in capital............................................          33,172                 33,430
     Retained earnings.....................................................           8,487                 10,564
                                                                               ------------           ------------
       Total shareholders' equity..........................................          41,722                 44,057
                                                                               ------------           ------------
       Total liabilities and shareholders' equity..........................    $     72,541           $     65,616
                                                                               ============           ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                        ENDED JUNE 30,
                                                        ------------------------------         ------------------------------
                                                             1997               1998               1997               1998
                                                             ----               ----               ----               ----
Net sales:
     Product sales................................       $    31,609        $    29,823        $    70,377        $    61,119
     Services and support.........................            10,201             15,099             17,934             29,293
                                                         -----------        -----------        -----------        -----------
                                                              41,810             44,922             88,311             90,412
                                                         -----------        -----------        -----------        -----------
Cost of sales:
     Product sales................................            28,003             26,300             62,496             53,580
     Services and support.........................             6,736             10,424             11,764             19,915
                                                         -----------        -----------        -----------        -----------
                                                              34,739             36,724             74,260             73,495
                                                         -----------        -----------        -----------        -----------

Gross profit......................................             7,071              8,198             14,051             16,917
                                                         -----------        -----------        -----------        -----------

Operating expenses:
     Selling expenses.............................             2,943              3,749              5,861              7,716
     General and administrative expenses..........             2,197              3,287              4,233              5,882
                                                         -----------        -----------        -----------        -----------
                                                               5,140              7,036             10,094             13,598
                                                         -----------        -----------        -----------        -----------

Operating income..................................             1,931              1,162              3,957              3,319
                                                         -----------        -----------        -----------        -----------

Other income (expense):
     Interest and other income....................                18                148                 21                248
     Interest expense.............................               (85)               (19)              (146)               (46)
                                                         -----------        -----------        -----------        -----------
                                                                 (67)               129               (125)               202
                                                         -----------        -----------        -----------        -----------
Income before income taxes........................             1,864              1,291              3,832              3,521
Provision for income taxes........................               764                529              1,571              1,443
                                                         -----------        -----------        -----------        -----------
Net income........................................       $     1,100        $       762        $     2,261        $     2,078
                                                         ===========        ===========        ===========        ===========

Earnings per share - Basic........................       $      0.21        $      0.12        $      0.44        $      0.33
                                                         ===========        ===========        ===========        ===========
Weighted average shares outstanding...............             5,257              6,282              5,180              6,271
                                                         ===========        ===========        ===========        ===========

Earnings per share - Diluted......................       $      0.20        $      0.12        $      0.42        $      0.33
                                                         ===========        ===========        ===========        ===========
Weighted average shares
   and share equivalents outstanding..............             5,476              6,383              5,385              6,390
                                                         ===========        ===========        ===========        ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                        -----------------------------------
                                                                              1997                1998
                                                                              ----                ----
Cash flows from operating activities:
   Net income......................................................     $       2,261       $        2,078
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization.................................               721                1,298
     Increase (decrease) from changes in:
       Accounts receivable, net....................................            (2,731)              12,250
       Inventories.................................................               234               (1,648)
       Prepaid expenses and other current assets...................               696                1,247
       Other assets................................................                51                  430
       Accounts payable and accrued expenses.......................            (1,399)              (9,223)
                                                                        -------------       --------------

     Net cash provided by (used in) operating activities...........              (167)               6,432
                                                                        -------------       --------------
Cash flows from investing activities:
   Property and equipment expenditures.............................            (1,918)              (2,471)
                                                                        -------------       --------------

     Net cash used in investing activities.........................            (1,918)              (2,471)
                                                                        -------------       --------------
Cash flows from financing activities:
   Net proceeds from sales of common stock                                     17,211                   --
   Exercises of stock options......................................                22                  258
   Repayment of capital lease obligations..........................               (37)                 (38)
                                                                        -------------       --------------

     Net cash provided by financing activities.....................            17,196                  220
                                                                        -------------       --------------

Net increase in cash and cash equivalents..........................            15,111                4,181

Cash and cash equivalents, beginning of period.....................             1,610                2,689
                                                                        -------------       --------------

Cash and cash equivalents, end of period...........................     $      16,721       $        6,870
                                                                        =============       ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)

Note 1 -- Basis of Presentation:

         The information presented for June 30, 1997 and 1998 and for the three month and six month periods then ended is unaudited, but, in the opinion of the management of AlphaNet Solutions, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1998, the results of its operations for the three month and six month periods ended June 30, 1997 and 1998 and its cash flows for the six month periods ended June 30, 1997 and June 30, 1998. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

Note 2 -- Net Income Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. In February 1998, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 98 ("SAB 98") revising previously issued statements to become consistent with SFAS No. 128 and No. 130. SAB 98 requires the Company to revise its EPS computations to present historical EPS including pre initial public offering periods. The computations for earnings per share contained in this report incorporate SAB 98.

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                         COMPUTATION OF EARNINGS PER SHARE
                                     (in thousands, except per share amounts)

                                                                  THREE MONTHS ENDED JUNE 30,
                                    -----------------------------------------------------------------------------------------
                                                        1997                                         1998
                                    -------------------------------------------   -------------------------------------------
                                         NET                        PER SHARE          NET                       PER SHARE
                                       INCOME         SHARES          AMOUNT         INCOME         SHARES        AMOUNT
                                       ------         ------          ------         ------         ------        ------

Basic EPS.................          $     1,100         5,257       $   0.21      $       762         6,282      $   0.12

Effect of  dilutive  stock
options...................                   --           219          (0.01)              --           101            --
                                    -----------         -----       --------      -----------         -----      --------

Diluted EPS...............          $     1,100         5,476       $   0.20      $       762         6,383      $   0.12
                                    ===========         =====       ========      ===========         =====      ========


                                                                    SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------------------------------------------------------------
                                                        1997                                         1998
                                    -------------------------------------------   -------------------------------------------
                                         NET                        PER SHARE          NET                       PER SHARE
                                       INCOME         SHARES          AMOUNT         INCOME         SHARES        AMOUNT
                                       ------         ------          ------         ------         ------        ------

Basic EPS.................          $     2,261         5,180       $     0.44    $     2,078         6,271      $   0.33

Effect of  dilutive  stock
options...................                   --           205            (0.02)            --           119            --
                                    -----------         -----       ----------    -----------         -----      --------

Diluted EPS...............          $     2,261         5,385       $     0.42    $     2,078         6,390      $   0.33
                                    ===========         =====       ==========    ===========         =====      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

         The Company is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. Although most of the Company's net sales to date have been derived from IT product sales, the Company intends to continue expanding its service and support offerings. There can be no assurances that the risks relating to expansion of such offerings of its business will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. For the first six months of 1998, net product sales were approximately 67.6% and services and support revenues were approximately 32.4% of the Company's net sales.

         The Company has entered into distribution agreements with Ingram Micro, Inc. ("Ingram") and MicroAge Computer Centers, Inc. ("MicroAge"), two of the nation's largest aggregators, to acquire most of its IT products for resale. The Company's relationship with MicroAge commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with MicroAge and Ingram give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the first six months ended June 30, 1998, the Company acquired approximately 49.5% and 32.9% of its products for resale from Ingram and MicroAge, respectively.

         In December 1997 the Company entered into a $20.4 million contract ("MTA contract") with the MTA-New York City Transit Authority ("MTA") to furnish and install local and wide area computer network components throughout the MTA's over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The contract allows for completion over a four-year period although the project schedule currently anticipates a 24-month schedule. The aggregate revenues generated from the MTA contract in the six months ended June 30, 1998 were approximately $1.0 million consisting primarily of cabling materials and related services. Realization of certain product sales and service and support revenues under the MTA contract were delayed. For further discussion on the MTA contract and its effect on the Company's results of operations, see "RESULTS OF OPERATIONS".

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

         The Company offers network consulting, workstation support, application development, communications installation, education, Help Desk, IT staffing services, Internet and remote network management. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support, application development, and communications installation services are billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. The Company's Help Desk, Internet and remote network management services are fee based and are dependent upon the scope of services. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel expenses which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The Company's utilization rates for service personnel likely will be adversely affected during periods of rapid and concentrated hiring. In addition, the competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins.

         The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Recently, the Company has learned that price protection and return policies provided by certain product manufacturers are being revised and may be modified, restricted or eliminated. Except for products in transit or products awaiting configuration at a Company facility, the Company generally does not maintain large inventory balances. Despite this inventory policy, changes in the price protection and return policies of the Company's manufacturers may have an adverse affect on the Company's results of operations. At the present time, the Company is unable to determine the impact, if any, of the potential changes in such policies on its business or, if there is an impact, whether such impact will be material. Other than such price protection and return policies, the Company is unaware that any of its suppliers or manufacturers have changed or intend to further change these programs. There can be no assurances that any such rebates, discounts or incentives will continue at historical levels, if at all. A significant adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

YEAR 2000 DISCLOSURE

         Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company is currently implementing a new third party developed enterprise wide data and information system ("System"), as the foundation for the Company's new management information system (MIS). The Company's current integrated accounting system is not Year 2000 compliant. Although the System has not been fully implemented, based upon representations of the provider of the System, the Company believes upon its implementation, the Company's internal business systems, including its computer systems, will be Year 2000 compliant. There can be no assurance, however, that the Year 2000 Problem relating to the Company's systems will not adversely affect its business, financial position, results of operations or cash flows. For further discussion on the implementation of the System see "LIQUIDITY AND CAPITAL RESOURCES".

         The Company resells IT products of leading hardware manufacturers and software developers. As a result, the Company has no control over the development of computer systems, software products or other business systems developed by such third parties. Consequently, there can be no assurance that the computer systems, software products or other business systems sold by the Company will accept input of, store, manipulate and/or output dates in the year 2000 or thereafter without error or interruption. As a result, the Company, as a reseller, may be liable for such failures. Given the Company's role in the distribution of such products, the Company is not able to accurately determine the extent, if any, of such potential liability.

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

FORWARD LOOKING STATEMENTS

         Certain statements included in this Form 10-Q, including, without limitation, statements regarding the anticipated growth in the IT products and services markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth in the services and support component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, the Company's objective to grow through strategic acquisitions, and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in terms and conditions of purchases from sources of supply, (k) changes in product, personnel and other operating costs, and (l) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal MIS infrastructure; (v) the Company's ability to complete implementation of its MIS, the implementation can be accomplished without future delays in monthly closings, or the costs in rectifying delays would not be material; (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (vii) the Company's ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (viii) the Company's substantial reliance on a concentrated number of key customers; (ix) the MTA's right to terminate its contract with the Company, the Company's continued compliance with its obligations under the MTA contract, or the Company's ability to complete the project without incurring a loss; (x) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (xi) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (xii) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (xiii) the Company's reliance on the continued services of key executive officers and salespersons;
(xiv) the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and/or output dates in the year 2000 or thereafter without error or interruption; (xv) the ability to obtain a new credit facility upon terms and conditions satisfactory to the Company; and (xvi) the Company's ability to implement required policies and procedures regarding internal accounting controls. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales increased by 7.4%, or $3.1 million, from $41.8 million in 1997 to $44.9 million in 1998. Product sales decreased by 5.7%, or $1.8 million, from $31.6 million in 1997 to $29.8 million in 1998. This decrease in product sales was primarily attributed to lower average selling prices in 1998 due to continued pricing pressures on hardware manufacturers and reduced unit volume. Service and support revenue increased by 48.0%, or $4.9 million, from $10.2 million in 1997 to $15.1 million in 1998. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of client projects and the addition of several long-term staffing contracts. Revenues from the Company's Remote Network Management service offering have not met the Company's expectations. The Company is in the process of implementing its marketing efforts with respect to such offering, including the marketing agreement with Pinacor, a division of MicroAge.

         Additionally, realization of product sales and service and support revenues for the MTA project was delayed due to revisions to the project plan and certain of the equipment to be purchased. Product sales planned for April 1998 were delayed at the request of the MTA pending new manufacturer product releases anticipated to occur in July 1998, but are currently scheduled for August 1998. In addition, changes in pilot sites required increased labor to complete. Such changes and their impact on the project have not yet been addressed by the MTA. The Company believes such changes are beyond the original scope of work and an equitable adjustment in the contract amount or terms will be requested. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. Accordingly, there can be no assurance that the Company can complete the project within the contract amount or without incurring a loss.

         During the three months ended June 30, 1998, sales to KPMG Peat Marwick, LLP and Polo Ralph Lauren, accounted for approximately 16.8% and 12.5% of the Company's net sales, respectively. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

         GROSS PROFIT. The Company's gross profit increased by 15.9%, or $1.1 million, from $7.1 million in 1997 to $8.2 million in 1998. Total gross profit margin increased from 16.9% of net sales in 1997 to 18.2% in 1998 due to the increase in higher margin service and support revenues as a percentage of net sales. Gross profit margin attributable to product sales increased from 11.4% in 1997 to 11.8% in 1998 primarily due to the sales mix of higher margin products. However, the Company expects that downward pricing pressure on products will continue and there can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased from 34.0% in 1997 to 31.0% in 1998. The decrease in such gross profit margin was attributable primarily to lower utilization of technical personnel and securing several long-term staffing contracts during 1997, which typically yield lower gross margins than individual projects. The

Company decreased its staff of billable technical personnel from 545 at December 31, 1997 to 527 at June 30, 1998. For a discussion on the Company's reduction in work force, see "PART II, ITEM 5., OTHER INFORMATION".

         SELLING EXPENSES. Selling expenses increased by 27.4%, or $806,000, from $2.9 million in 1997 to $3.7 million in 1998, increasing from 7.0% to 8.3% of net sales, respectively. Such increases were primarily attributed to increased salesperson commissions and other support costs, and the increase in sales and marketing efforts associated with the Company's service and support offerings.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 49.6 %, or $1.1 million from $ 2.2 million in 1997 to $
3.3 million in 1998, increasing from 5.3% to 7.3 % of net sales, respectively. Such increases were primarily due to increases in personnel expenses, MIS implementation costs, depreciation charges, additional leased facilities and their related costs, corporate insurance premiums, training costs, and professional fees.

         SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30,
1998

         NET SALES. Net sales increased by 2.4%, or $2.1 million, from $88.3 million in the first six months of 1997 to $90.4 million in the first six months of 1998. Product sales decreased by 13.2%, or $9.3 million, from $70.4 million in the first six months of 1997 to $61.1 million in the first six months of 1998. This decrease in product sales was primarily attributed to lower average selling prices in 1998 due to continued pricing pressures on hardware manufacturers and reduced unit volume, and, to a lesser extent, higher customer product demand during the first quarter 1997. Service and support revenue increased by 63.3%, or $11.4 million, from $17.9 million in the first six months of 1997 to $29.3 million in the first six months of 1998. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, due to an increase in the number and size of client projects and the addition of several long-term staffing contracts. Revenues from the Company's Remote Network Management service offering have not met the Company's expectations. The Company is in the process of implementing its marketing efforts with respect to such offering, including the marketing agreement with Pinacor, a division of MicroAge.

         Additionally, realization of product sales and service and support revenues for the MTA project was delayed due to revisions to the project plan and certain of the equipment to be purchased. Product sales planned for April 1998 were delayed at the request of the MTA pending new manufacturer product releases anticipated to occur in July 1998, but are currently scheduled for August 1998. In addition, changes in pilot sites required increased labor to complete. Such changes and their impact on the project have not yet been addressed by the MTA. The Company believes such changes are beyond the original scope of work and an equitable adjustment in the contract amount or terms will be requested. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. Accordingly, there can be no assurance that the Company can complete the project within the contract amount or without incurring a loss.

         In the first six months of 1998, sales to KPMG Peat Marwick, LLP and Polo Ralph Lauren accounted for approximately 17.5% and 10.2 % of the Company's net sales, respectively. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

         GROSS PROFIT. The Company's gross profit increased by 20.4%, or $2.8 million, from $14.1 million in the first six months of 1997 to $16.9 million in the first six months of 1998. Total gross profit margin increased from 15.9% of net sales in the first six months of 1997 to 18.7% in the first six months of 1998 due to the increase in higher margin service and support revenues as a percentage of net sales. Gross profit margin attributable to product sales increased from 11.2% in the first six months of 1997 to 12.3% in the first six months of 1998 primarily due to the sales mix of higher margin products. However, the Company expects that downward pricing pressure on products will continue and there can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased from 34.4% of services and support revenue in the first six months of 1997 to 32.0% in the first six months of 1998. The decrease in such gross profit margin was attributable primarily to lower utilization of technical personnel and securing several long-term staffing contracts during 1997, which typically yield lower gross margins than individual projects. The Company decreased its staff of billable technical personnel from 545 at December 31, 1997 to 527 at June 30, 1998. For a discussion on the Company's reduction in work force, see "PART II, ITEM 5., OTHER INFORMATION".

         SELLING EXPENSES. Selling expenses increased by 31.6%, or $1.8 million, from $5.9 million in the first six months of 1997 to $7.7 million in the first six months of 1998, and increased from 6.6% to 8.5% of net sales, respectively. The increases in selling expenses were primarily attributed to increased salesperson commissions and other support costs, and the increase in sales and marketing efforts associated with the Company's service and support offerings.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 39.0%, or $1.7 million, from $4.2 million in the first six months of 1997 to $5.9 million in the first six months of 1998, and increased from 4.8% to 6.5% of net sales, respectively. The increases were primarily due to increases in personnel expenses, MIS implementation costs, depreciation charges, additional leased facilities and their related costs, corporate insurance premiums, training costs, and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its common stock. The Company's cash provided by operations was approximately $6.4 million for the first six months of 1998 and consisted primarily of a decrease in accounts receivable of $12.3 million. The decrease in accounts receivable is primarily attributable to the decrease in net sales and the timing of collection of accounts receivable. As measured in days sales outstanding, the Company's accounts receivable decreased from 80 days at December 31, 1997 to 74 days at June 30, 1998. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, which typically fluctuate in a manner consistent with net sales.

         The Company's working capital was $34.7 million at June 30, 1998 compared to $33.1 million at December 31, 1997.

         The Company invested $2.5 million in property and equipment in the first six months of 1998, primarily related to purchases and upgrades of computer equipment and software utilized in-house and consultant fees relating to implementation of the Company's MIS. Although there are no other material commitments for capital expenditures currently outstanding, the Company anticipates additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

         Since December 1996, the Company has expended approximately $450,000 for software, $1.5 million for consultant fees, and $380,000 for Company personnel in implementing the System. The complexity of the project, the lack of trained and knowledgeable Company technical personnel in the implementation of the System, and the lack of availability of current Company personnel dedicated to the project has resulted in significant project delays and increased costs. In addition, the Company has experienced delays in financial reporting, processing of vendor invoices and continues to rely on its existing integrated accounting system. At the present time, the Company is uncertain: (i) whether and to what extent the System can or will be implemented; (ii) whether an alternate system adequate for the Company's requirements can or should be procured; or (iii) of the costs for full implementation of the System or acquisition and implementation of a new system. There can be no assurance that the costs to complete such implementation or the costs for an alternate system will not be material.

         Further, the Company's current integrated accounting system is inadequate for current operations and is not Year 2000 compliant. Although the Company continues to incur costs and dedicate personnel to implement the System and other aspects of its MIS, there can be no assurances that the Company will complete implementation of its MIS, that implementation can be accomplished without future delays in monthly closings, or that the costs in rectifying such delays would not be material.

         The Company and its independent auditors have identified significant deficiencies in the design and operation of its internal control structure. The Company's independent auditors have determined such deficiencies are "reportable conditions". The Company has implemented and is in the process of implementing additional policies, procedures and controls to correct these deficiencies. The Company does not believe that such deficiencies have had a material affect on the Company's reported financial results. However, there can be no assurance that such deficiencies will not have a material adverse effect on the Company's ability to record, process, summarize and/or report its financial information.

         The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation. At June 30, 1998, there were outstanding balances of $6.7 million and $3.7 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Under the Loan and Security Agreement entered into on June 30, 1997 with First Union National Bank (the "Bank"), the Bank entered into an intercreditor agreement with respect to their relative interests.

         On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, which matured on June 30, 1998, included a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company,
(i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its portion to certain other lenders pursuant to intercreditor agreements. On June 30, 1998, the Bank agreed to extend the facility through September 30, 1998 on the same terms and conditions. The Company anticipates entering into a new credit facility prior to the expiration date of the extension. There can be no assurance the Company will obtain a new credit facility on terms satisfactory to the Company.

         The Company had been notified by the taxing authorities of several jurisdictions concerning the Company's failure to meet certain reporting and compliance requirements of such jurisdictions with respect to the Company's sales tax obligations. The Company commenced a review of its reporting and compliance procedures relating to its sales tax obligations and determined that although sales tax liability had been accrued, tax returns and payments had not been remitted. As a result of such review, the Company has filed sales tax returns and paid its sales tax obligations to each jurisdiction, including fines and penalties. Presently, the Company has implemented new control systems and believes it is in compliance with the applicable sales tax regulations. However, there can be no assurance that any State will not audit the Company or that if audited, such audit may identify further non-compliance by the Company resulting in additional tax payments, fines or penalties. In 1997 the Company had recorded an amount for payment of unpaid sales taxes and possible fines and penalties. Although the amount recorded was sufficient to pay such sums, there can be no assurance that such remaining amount will be sufficient for sums subsequently assessed by any jurisdiction in the future, if any, as well as any fines or penalties which may be imposed. In addition, there can be no further assurance that any such future assessment in excess of the remaining amount recorded will not be material.

         The Company believes that its available funds, together with existing and anticipated credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  WAGE AND HOUR. In September 1997, the Company was audited by the New Jersey Department of Labor, Division of Wage and Hour Compliance (the "State") regarding the Company's compensatory and overtime payment practices. Such audit revealed record keeping errors involving daily and weekly totaling of hours worked on employee time sheets. Subsequent to the audit, a notice of violation was issued to the Company with a requirement to perform a self-audit covering the period from September 1995 through September 1997 identifying all non-exempt employees who were not paid correctly. The Company requested a pre-hearing conference to clarify the scope of the self-audit. As a result of the pre-hearing conference, the Company performed a self-audit, identified areas of non-compliance, and has remitted payment to the State relating to such identified non-compliance including fines, penalties and administrative fees. Presently, the Company has implemented new control systems and believes it is in full compliance with the wage and hour statutes and regulations. However, there can be no assurance that the State will not audit the Company or that if audited, such audit will not identify further non-compliance by the Company resulting in additional wage payments, fines, penalties or administrative fees. In 1997, the Company recorded an amount for payment of unpaid wages and possible fines, penalties and administrative fees. Although the amount recorded was sufficient to pay such sums, there can be no assurance that such remaining amount will be sufficient for sums subsequently determined to be due, or assessed by the State in the future, if any. In addition, there can be no further assurance that any such future assessment in excess of the remaining amount recorded will not be material.

                  UNEMPLOYMENT REPORTING. In June of 1998, the Company effected a reduction in its labor force. As a result of applications made for unemployment compensation by former employees, the Company learned that electronic media containing employee wage information required to be filed with the New Jersey Department of Labor, Division of UI/DI Financing (the "Division") for the period April 1, 1997 through March 31, 1998 had not been filed. Although the electronic media has now been filed, the Company has been notified that the Division intends to fine the Company for its failure to timely file such information in the approximate amount of $32,000. The Company is contesting the matter, however no assurance can be made that the Company will be successful in its appeal.

                  ALPHANET SOLUTIONS, INC. V. BRUCE FLITCROFT AND ALLIANT TECHNOLOGIES. On June 30, 1998, Bruce Flitcroft ("Flitcroft"), the Company's former Corporate Vice President, Technology Services, filed suit in the Superior Court of New Jersey, Morris County, against the Company and Stan Gang, the Company's President and CEO, alleging, among other allegations, breach by the Company of Flitcroft's employment agreement entered into in October 1995. Flitcroft seeks its rescission as well as rescission and/or reformation of certain restrictive covenants contained in said employment agreement and damages for said breach. Flitcroft also alleges that the Company failed to pay certain bonus obligations arising from the Company's 1990 acquisition of Datar IDS Corp. and/or pay, pursuant to an oral promise allegedly made by Stan Gang, a one million-dollar severance payment in lieu of such bonus.

                  On July 16, 1998, without knowledge of the suit filed by Flitcroft, the Company filed suit against Flitcroft and Alliant Technologies, Inc. ("Alliant") a company believed to be owned and/or operated by Flitcroft, alleging among other allegations, breach of Flitcroft's October 1995 employment agreement, tortious interference with prospective economic advantage and contractual relations, and conspiracy to usurp corporate assets and opportunities. The Company seeks to enforce its employment agreement with Flitcroft including enjoining (i) Flitcroft's employment with Alliant; (ii) Flitcroft's solicitation of Company employees; (iii) Flitcroft from disclosing the Company's confidential information; and (iv) Flitcroft from soliciting the Company's customers. The Company and Stan Gang believe Flitcroft's claims are without merit and intend to fully and vigorously defend themselves while pursuing all available remedies they may have. Although the Company has notified its insurance carriers of the Flitcroft complaint, no response has been received regarding coverage or defense of all or any portion of the matter at this time. The Company's Board of Directors authorized the Company to defend Stan Gang and approved his indemnification by the Company. There can be no assurance that an outcome favorable to the Company may be achieved or that the Company will be successful in its efforts to enforce Flitcroft's restrictive covenants contained in the employment agreement. Accordingly, given the preliminary nature of this matter, the Company cannot determine at this time whether its resolution or the expenses to be incurred in this matter will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

         The Company is also involved in various other pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. With respect to these proceedings and the litigation and claims described in the preceding paragraphs, management of the Company believes that it expects to prevail, has adequate insurance coverage or has established appropriate reserves to cover potential liabilities. There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 29, 1998.

         There were present at the Meeting in person or by proxy shareholders holding an aggregate of 5,403,436 shares of Common Stock of a total number of 6,269,230 shares issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:

               NOMINEES                     FOR                   WITHHELD
               --------                     ---                   --------
Stan Gang                                5,381,481                 21,955
Michael Gang                             5,380,481                 22,955
Michael R. Bruce                         5,381,481                 21,955

Richard S. Miller                        5,380,481                 22,955
Susan H. Wolford                         5,380,481                 22,955

         In addition, a vote of the shareholders was taken at the Meeting on the proposal to ratify the appointment of Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP, as the independent auditors of the Company for the fiscal year ending December 31, 1998. Of the shares present at the Meeting in person or by proxy 5,383,166 shares of Common Stock were voted in favor of such proposal, 13,370 shares of Common Stock were voted against such proposal, 6,900 shares of Common Stock abstained from voting and there were no broker nonvotes.

         In addition, a vote of the shareholders was taken at the Meeting on the proposal to adopt the Employee Stock Purchase Plan of the Company. Of the shares present at the Meeting in person or by proxy 3,254,288 shares of Common Stock were voted in favor of such proposal, 64,620 shares of Common Stock were voted against such proposal, 23,850 shares of Common Stock abstained from voting and there were 2,060,678 broker nonvotes.

ITEM 5.           OTHER INFORMATION.

                  REDUCTION IN FORCE. In June 1998 the Company underwent a reduction in force among its technical and administrative personnel. Approximately 40 personnel were affected resulting in an expected annualized cost reduction of approximately $2.0 million beginning July 1, 1998.

                  LEASED FACILITY. The Company and American International Recovery, Inc. ("AIR"), a subsidiary of American International Group, entered into a sublease dated May 27, 1998 for approximately 16,038 square feet of office space at 7 Ridgedale Avenue, Cedar Knolls, NJ (the Company's headquarters). The lease term extends through September 29, 2000 at a base rental rate of $15.00 per square foot and upon terms similar to the Company's existing lease for its headquarters. The Company believes that its current facilities will be adequate for its needs for the forseeable future, but continues to evaluate its property needs. The sublease is attached hereto as exhibit 10.1.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit.

                  10.1     Sublease, American International Recovery, Inc. to
                           AlphaNet Solutions, Inc.
                  27       Financial Data Schedule

        (b)       Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AlphaNet Solutions, Inc.

DATE: August 14, 1998                             By:/S/ STAN GANG
                                                     ---------------------------
                                                       Stan Gang,
                                                       President and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                       Officer)



DATE:  August 14, 1998                            By:/S/ ROBERT G. PETOIA
                                                     ---------------------------
                                                       Robert G. Petoia
                                                       Vice President and
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT                              DESCRIPTION
-------                              -----------


  10.1                Sublease, American International Recovery, Inc. to
                      AlphaNet Solutions, Inc.

  27                  Financial Data Schedule