Form 10-Q
period 1998-09-30
ALPHANET SOLUTIONS INC
filed 1998-11-16
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                         Commission file number 0-27042

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

                       Yes:    X                             No:

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1998:

CLASS                                                      NUMBER OF SHARES
-----                                                      ----------------
Common Stock, $.01 par value                                  6,226,676

                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION.................................................1

         Item 1.  Financial Statements.........................................1

                  Consolidated Balance Sheets
                  as of December 31, 1997
                  and September 30, 1998 (unaudited)...........................2

                  Consolidated Statements of Operations
                  for the Three Months and Nine Months Ended
                  September 30, 1997 (unaudited) and 1998 (unaudited) .........3

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended
                  September 30, 1997 (unaudited) and 1998 (unaudited) .........4

                  Notes to Consolidated Financial Statements (unaudited).......5

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition................8

                  Results of Operations.......................................11

                  Liquidity and Capital Resources.............................14

PART II.  OTHER INFORMATION...................................................18

         Item 5.  Other Information...........................................18

         Item 6.  Exhibits and Reports on Form 8-K............................18

SIGNATURES....................................................................19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                                       1997            1998
                                                                                    ------------   -------------
                                                                                                    (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..............................................        $  2,689        $  1,689
     Accounts receivable, net ...............................................          50,388          39,313
     Inventories ............................................................           4,941           6,009
     Deferred income tax asset ..............................................           1,651           1,651
     Prepaid expenses and other current assets ..............................           3,598           2,939
                                                                                     --------        --------
       Total current assets .................................................          63,267          51,601
Property and equipment, net .................................................           6,386           5,407
Other assets ................................................................           2,888           2,452
                                                                                     --------        --------
       Total assets .........................................................        $ 72,541        $ 59,460
                                                                                     ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations ...........................        $     44        $     13
     Accounts payable .......................................................          17,921          12,269
     Accrued expenses .......................................................          12,179           3,128
                                                                                     --------        --------
       Total current liabilities ............................................          30,144          15,410

Advance from principal shareholder ..........................................             675             675
Capital lease obligations ...................................................              --              57
                                                                                     --------        --------
       Total liabilities ....................................................          30,819          16,142
                                                                                     --------        --------

Shareholders' equity:
     Preferred stock -- $0.01 par value; authorized
      3,000,000 shares, none issued .........................................              --              --
     Common stock -- $0.01 par value; authorized 15,000,000 shares, 6,257,610 and 6,251,901 shares issued and outstanding at December 31, 1997 and
      September 30, 1998, respectively ......................................              63              63
     Treasury stock, 87,500 shares at cost .....................................           --            (375)
     Additional paid-in capital .............................................          33,172          33,846

     Retained earnings ......................................................           8,487           9,784
                                                                                     --------        --------
       Total shareholders' equity ...........................................          41,722          43,318
                                                                                     --------        --------
       Total liabilities and shareholders' equity ...........................        $ 72,541        $ 59,460
                                                                                     ========        ========

                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                -----------------------------       ----------------------------
                                                   1997               1998            1997               1998
                                                   ----               ----            ----               ----
Net sales:
     Product sales .....................        $  34,590         $  30,388         $ 104,967         $  91,507
     Services and support ..............           11,902            13,212            29,836            42,505
                                                ---------         ---------         ---------         ---------
                                                   46,492            43,600           134,803           134,012
                                                ---------         ---------         ---------         ---------
Cost of sales:
     Product sales .....................           30,477            26,669            92,973            80,249
     Services and support ..............            7,962             8,661            19,726            28,576
                                                ---------         ---------         ---------         ---------
                                                   38,439            35,330           112,699           108,825
                                                ---------         ---------         ---------         ---------
Gross profit ...........................            8,053             8,270            22,104            25,187
                                                ---------         ---------         ---------         ---------

Operating expenses:
     Selling expenses ..................            3,547             3,830             9,408            11,546
     General and administrative expenses            2,242             3,369             6,475             9,251
     Write-off of capitalized software &
       consulting fees .................               --             2,476                --             2,476
                                                ---------         ---------         ---------         ---------
                                                    5,789             9,675            15,883            23,273
                                                ---------         ---------         ---------         ---------
Operating income (loss) ................            2,264            (1,405)            6,221             1,914
                                                ---------         ---------         ---------         ---------

Other income (expense):
     Interest and other income .........              143                96               164               344
     Interest expense ..................               (3)              (15)             (149)              (61)
                                                ---------         ---------         ---------         ---------
                                                      140                81                15               283
                                                ---------         ---------         ---------         ---------
Income (loss) before income taxes ......            2,404            (1,324)            6,236             2,197
Provision (benefit) for income taxes ...              986              (543)            2,557               900
                                                ---------         ---------         ---------         ---------
Net income (loss) ......................        $   1,418         $    (781)        $   3,679         $   1,297
                                                =========         =========         =========         =========

Earnings (loss) per share - Basic ......        $    0.23         $   (0.12)        $    0.66         $    0.21
                                                =========         =========         =========         =========
Weighted average shares outstanding ....            6,256             6,305             5,538             6,283
                                                =========         =========         =========         =========

Earnings (loss) per share - Diluted ....        $    0.22         $   (0.12)        $    0.64         $    0.20
                                                =========         =========         =========         =========
Weighted average shares
   and share equivalents outstanding ...            6,460             6,305             5,743             6,362
                                                =========         =========         =========         =========

                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                ----------------------------
                                                                                   1997             1998
                                                                                   ----             ----
Cash flows from operating activities:
   Net income ..........................................................        $  3,679         $  1,297
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
     Depreciation and amortization .....................................           1,193            1,996
     Deferred income taxes .............................................            (405)              --
     Write-off of capitalized software and consulting fees .............              --            2,476
     Increase (decrease) from changes in:
       Accounts receivable, net ........................................          (8,620)          11,075
       Inventories .....................................................          (2,145)          (1,068)
       Prepaid expenses and other current assets .......................            (873)             659
       Other assets ....................................................              36              310
       Accounts payable and accrued expenses ...........................             512          (14,703)
                                                                                --------         --------

     Net cash (used in) provided by operating activities ...............          (6,623)           2,042
                                                                                --------         --------
Cash flows from investing activities:
   Property and equipment expenditures .................................          (3,194)          (3,295)
   Acquisition of businesses, net of cash acquired .....................            (611)              --
                                                                                --------         --------

     Net cash used in investing activities .............................          (3,805)          (3,295)
                                                                                --------         --------
Cash flows from financing activities:
   Net proceeds from sales of common stock .............................          17,211              413
   Exercises of stock options ..........................................              30              261
   Treasury stock purchases ............................................              --             (375)
   Repayment of capital lease obligations ..............................             (73)             (46)
                                                                                --------         --------

     Net cash provided by financing activities .........................          17,168              253
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents ...................           6,740           (1,000)

Cash and cash equivalents, beginning of period .........................           1,610            2,689
                                                                                --------         --------

Cash and cash equivalents, end of period ...............................        $  8,350         $  1,689
                                                                                ========         ========

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)

Note 1 - Basis of Presentation:

         The information presented for September 30, 1997 and 1998 and for the three month and nine month periods then ended is unaudited, but, in the opinion of the management of AlphaNet Solutions, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1998, the results of its operations for the three month and nine month periods ended September 30, 1997 and 1998 and its cash flows for the nine month periods ended September 30, 1997 and September 30, 1998. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

Note 2 - Earnings Per Share:

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

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                        COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------------------------------------

                                                1997                                         1998
                                  -------------------------------------  ------------------------------------
                                    NET                     PER SHARE       NET                     PER SHARE
                                  INCOME         SHARES       AMOUNT       LOSS        SHARES        AMOUNT
                                  ------         ------       ------       ----        ------        ------
Basic EPS ................        $1,418         6,256        $ 0.23      $ (781)       6,305        $ (0.12)

Effect of  dilutive  stock
options ..................            --           204         (0.01)         --           --             --
                                  ------        ------        ------      ------       ------        -------
Diluted EPS ..............        $1,418         6,460        $ 0.22      $ (781)       6,305        $ (0.12)
                                  ======        ======        ======      ======       ======        =======

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------------------------------------

                                                1997                                         1998
                                  -------------------------------------  ------------------------------------
                                    NET                     PER SHARE       NET                     PER SHARE
                                  INCOME         SHARES       AMOUNT      INCOME       SHARES        AMOUNT
                                  ------         ------       ------       ----        ------        ------
Basic EPS.................        $3,679         5,538        $ 0.66      $1,297        6,283      $   0.21

Effect of  dilutive  stock
options.....................          --           205         (0.02)         --           79         (0.01)
                                  ------        ------        ------      ------       ------        -------
Diluted EPS...............        $3,679         5,743        $ 0.64      $1,297        6,362       $   0.20
                                  ======        ======        ======      ======       ======        =======

Note 3 - Write-off of Capitalized Software and Consulting Fees:

In connection with the one time write-off of capitalized software and consulting fees associated with the Company's termination of implementation of an integrated accounting software program, the Company recorded a charge of $2.5 million for the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

         The Company is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. Although most of the Company's net sales to date have been derived from IT product sales, the Company intends to continue expanding its service and support offerings. There can be no assurances that the risks relating to expansion of such offerings of its business will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. For the first nine months of 1998, net product sales were approximately 68.3% and services and support revenues were approximately 31.7% of the Company's net sales.

         The Company has entered into distribution agreements with Ingram Micro, Inc. ("Ingram") and MicroAge Computer Centers, Inc. ("MicroAge"), two of the nation's largest aggregators, to acquire most of its IT products for resale. The Company's relationship with MicroAge commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with Ingram and MicroAge give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the nine months ended September 30, 1998, the Company acquired approximately 52.2% and 31.1% of its products for resale from Ingram and MicroAge, respectively.

         In December 1997 the Company entered into a $20.4 million contract ("MTA contract") with the MTA-New York City Transit Authority ("MTA") to furnish and install local and wide area computer network components throughout the MTA's over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The contract allows for completion over a four-year period although the MTA project schedule currently provides for completion on or about July 2000. The aggregate revenues generated from the MTA contract in the nine months ended September 30, 1998 were approximately $3.2 million. For further discussion on the MTA contract and its effect on the Company's results of operations, see "RESULTS OF OPERATIONS".

         Except for the MTA contract, in general, there are no ongoing written commitments by customers to purchase products from the Company and all product sales are made on a purchase order basis. Furthermore, as the market for IT products has matured, price competition has intensified and is likely to continue to intensify. The Company's gross profits, margins and results of operations could be adversely affected by such continued product pricing pressure, significant reduction in product purchase orders from the Company's customers, or a disruption in the Company's sources of product supply.

         The Company offers network consulting, workstation support, application development, communications installation, education, help desk, IT staffing, internet and remote network management services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support, application development, and communications installation services are billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. The Company's help desk, internet and remote network management services are fee based and are dependent upon the scope of services. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel expenses which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The Company's utilization rates for service personnel likely will be adversely affected during periods of rapid and concentrated hiring. In addition, the competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins.

         The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Except for products in transit or products awaiting configuration at a Company facility, the Company generally does not maintain large inventory balances. The Company's primary vendors have announced or instituted changes in their price protection and inventory management programs as a direct result of changes in such policies by manufacturers. Specifically, they have announced that they will (i) limit price protection to that provided by the manufacturer, generally less than 30 days, rather than the unlimited protection previously available; and (ii) restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased, during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions. At the present time, the Company does not believe these changes in the vendor policies will have a material impact on its business. Other than changes in such price protection and return policies, the Company is unaware that any of its suppliers or manufacturers have changed or intend to further change these programs. There can be no assurances that any such rebates, discounts or incentives will continue at historical levels, if at all. Further adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

         The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related expenses for billable technical personnel. The Company's staff of billable technical personnel increased from 503 at September 30, 1997 to 515 at September 30, 1998. The Company's selling expenses consist primarily of personnel costs, including sales commissions earned by employees involved in the sales of IT products, services and support. These employees include direct sales, sales support and marketing personnel. Sales commissions are recorded as revenue is recognized. General and administrative expenses consist of all other operating expenses, including primarily salaries and occupancy costs for administrative, executive and finance personnel.

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

FORWARD LOOKING STATEMENTS

         Certain statements included in this Form 10-Q, including, without limitation, statements regarding the anticipated growth in the IT products and services markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth in the services and support component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, the Company's objective to grow through strategic acquisitions, and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in terms and conditions of purchases from sources of supply, including changes in price protection and return policies, (k) changes in product, personnel and other operating costs, and (l) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal MIS infrastructure; (v) the Company's ability to complete implementation of its MIS, the implementation can be accomplished without future delays in monthly closings, or the costs in rectifying delays would not be material; (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (vii) the Company's ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (viii) the Company's substantial reliance on a concentrated number of key customers; (ix) the MTA's right to terminate its contract with the Company, the Company's continued compliance with its obligations under the MTA contract, or the Company's ability to complete the project without incurring a loss; (x) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (xi) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (xii) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (xiii) the Company's reliance on the continued services of key executive officers and salespersons; (xiv) the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and/or output dates in the year 2000 or thereafter without error or interruption; and (xv) the Company's ability to implement required policies and procedures regarding internal accounting controls. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales decreased by 6.2%, or $2.9 million, from $46.5 million in 1997 to $43.6 million in 1998. Product sales decreased by 12.1%, or $4.2 million, from $34.6 million in 1997 to $30.4 million in 1998. This decrease in product sales was primarily attributed to reduced unit volumes and lower average selling prices. Service and support revenue increased by 11.0%, or $1.3 million, from $11.9 million in 1997 to $13.2 million in 1998. This increase was attributable primarily to increased demand for the Company's service and support offerings and services performed under the MTA contract in the current quarter.

         The Company has performed services and supplied products to the MTA since the inception of the MTA contract. The initial sites selected by the MTA for such services were varied to include each type of site expected to be encountered during the contract ("Pilot Sites"). Changes in the scope of work at Pilot Sites required increased labor by the Company to complete. Such changes and their impact on the project, while under review by the MTA, have not yet been addressed by the MTA. The Company believes such changes are beyond the original scope of work and the Company has requested the MTA for an equitable adjustment in the contract amount and terms. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. Accordingly, pending resolution of the Company's request, the Company is recording revenues under the MTA contract equal to costs incurred. There can be no assurance that the Company can complete the project within the contract amount or without incurring a loss.

         During the three months ended September 30, 1998, sales to KPMG Peat Marwick, LLP accounted for approximately 15.1% of the Company's net sales. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

         GROSS PROFIT. The Company's gross profit increased by 2.7%, or $217,000, from $8.1 million in 1997 to $8.3 million in 1998. Total gross profit margin increased from 17.3% of net sales in 1997 to 19.0% in 1998 due to an increase in service and support revenues as a percentage of net sales and increases in profit margins for both product and service related revenues. Gross profit margin attributable to product sales increased from 11.9% in 1997 to 12.2% in 1998 primarily due to the sales mix of higher margin products. The Company expects that the industry downward pricing pressure on products will continue. There can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue increased from 33.1% in 1997 to 34.4% in 1998. The increase in such gross profit margin was attributable primarily to higher utilization rates for current technical staff.

         SELLING EXPENSES. Selling expenses increased by 8.0%, or $283,000, from $3.5 million in 1997 to $3.8 million in 1998, increasing from 7.6% to 8.8% of net sales, respectively. Such increases were primarily attributed to increased salesperson commissions and other support costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 50.3 %, or $1.1 million from $ 2.3 million in 1997 to $
3.4 million in 1998, increasing from 4.8% to 7.7% of net sales, respectively. Such increases were primarily due to increases in personnel expenses, MIS implementation costs, depreciation and amortization charges, additional leased facilities and their related costs, and professional fees.

         WRITE-OFF OF CAPITALIZED SOFTWARE AND CONSULTING FEES. In connection with the one time write-off of capitalized software and consulting fees associated with the Company's termination of implementation of an integrated accounting software program, the Company recorded a charge of $2.5 million in the third quarter of 1998. For further discussion on the write-off of capitalized software and consulting fees, see "LIQUIDITY AND CAPITAL RESOURCES"

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales remained relatively constant, decreasing by 0.6%, or $791,000, from $134.8 million in the first nine months of 1997 to $134.0 million in the first nine months of 1998. Product sales decreased by 12.8%, or $13.5 million, from $105.0 million in the first nine months of 1997 to $91.5 million in the first nine months of 1998. This decrease in product sales was primarily attributed to lower average selling prices in 1998 due to continued pricing pressures on hardware manufacturers and reduced unit volume. Service and support revenue increased by 42.5%, or $12.7 million, from $29.8 million in the first nine months of 1997 to $42.5 million in the first nine months of 1998. This increase was attributable primarily to increased demand for the Company's service and support offerings, particularly its network consulting services, to an increase in the number and size of client projects and to service performed under the MTA contract.

         The Company has performed services and supplied products to the MTA since the inception of the MTA contract. The initial sites selected by the MTA for such services were varied to include each type of site expected to be encountered during the contract ("Pilot Sites"). Changes in the scope of work at Pilot Sites required increased labor by the Company to complete. Such changes and their impact on the project, while under review by the MTA, have not yet been addressed by the MTA. The Company believes such changes are beyond the original scope of work and the Company has requested the MTA for an equitable adjustment in the contract amount and terms. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. Accordingly, pending resolution of the Company's request, the Company is recording revenues under the MTA contract equal to costs incurred. There can be no assurance that the Company can complete the project within the contract amount or without incurring a loss.

         In the first nine months of 1998, sales to KPMG Peat Marwick, LLP accounted for approximately 16.7% of the Company's net sales. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

         GROSS PROFIT. The Company's gross profit increased by 13.9%, or $3.1 million, from $22.1 million in the first nine months of 1997 to $25.2 million in the first nine months of 1998. Total gross profit margin increased from 16.4% of net sales in the first nine months of 1997 to 18.8% in the first nine months of 1998 due to the increase in higher margin service and support revenues as a percentage of net sales. Gross profit margin attributable to product sales increased from 11.4% in the first nine months of 1997 to 12.3% in the first nine months of 1998 primarily due to the sales mix of higher margin products. The Company expects that the industry downward pricing pressure on products will continue. There can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased from 33.9% in the first nine months of 1997 to 32.8% in the first nine months of 1998 due to lower utilization of billable personnel and the effect of the MTA contract.

         SELLING EXPENSES. Selling expenses increased by 22.7%, or $2.1 million, from $9.4 million in the first nine months of 1997 to $11.5 million in the first nine months of 1998, and increased from 7.0% to 8.6% of net sales, respectively. The increases in selling expenses were primarily attributed to increased salesperson commissions and other support costs, and the increase in sales and marketing efforts associated with the Company's service and support offerings.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 42.9%, or $2.8 million, from $6.5 million in the first nine months of 1997 to $9.3 million in the first nine months of 1998, and increased from 4.8% to 6.9% of net sales, respectively. The increases were primarily due to increases in personnel expenses, MIS implementation costs, depreciation and amortization charges, additional leased facilities and their related costs, and professional fees.

         WRITE-OFF OF CAPITALIZED SOFTWARE AND CONSULTING FEES. In connection with the one time write-off of capitalized software and consulting fees associated with the Company's termination of implementation of an integrated accounting software program, the Company recorded a charge of $2.5 million for the third quarter of 1998. For further discussion on the write-off of capitalized software and consulting fees, see "LIQUIDITY AND CAPITAL RESOURCES".

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its common stock. The Company's cash provided by operations was approximately $2.0 million for the first nine months of 1998. Accounts receivable decreased by $11.1 million during the first nine months of 1998, primarily attributable to the decrease in net sales and the timing of collection of accounts receivable. As measured in days-sales outstanding, the Company's accounts receivable decreased from 80 days at December 31, 1997 to 78 days at September 30, 1998. Accounts payable and accrued expenses decreased by $14.7 million due to timely payment of expenses. The net income of $1.3 million includes non-cash charges of $4.5 million for depreciation, amortization and write-off of capitalized software and consulting fees.

         The Company's working capital was $36.2 million at September 30, 1998 compared to $33.1 million at December 31, 1997.

         The Company repurchased 87,500 shares of its common stock in the third quarter at an average per share cost of $4.29. The shares are held in treasury at cost. As of September 30, 1998 a total of 87,500 shares had been repurchased under the 225,000 share repurchase program announced in August, 1998.

         The Company sold 54,231 shares of common stock to employees from treasury in the third quarter. As of September 30, 1998, a total of 54,231 shares had been sold to employees under the 500,000 share employee stock purchase program approved by the Company's shareholders in May, 1998. The Company has received an aggregate of $413,000 from such sales.

         The Company invested $3.3 million in property and equipment in the first nine months of 1998, primarily related to purchases and upgrades of computer equipment and software utilized in-house and consulting fees relating to implementation of the Company's MIS. Except for the purchase of Platinum SQL, there are no other material commitments for capital expenditures currently outstanding. The Company anticipates additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

         Since December 1996, the Company expended approximately $450,000 for software, $2.1 million for consultant fees, and $571,000 for Company personnel in implementing a third party developed enterprise wide data and information system ("System"), as the foundation for the Company's MIS. The complexity of the project, the lack of trained and knowledgeable Company technical personnel in the implementation of the System requiring dependence on consultants, and the lack of availability of current Company personnel dedicated to the project resulted in significant project delays and increased costs. In addition, the Company experienced delays in financial reporting, processing of vendor invoices and continues to rely on its existing integrated accounting system. During the third quarter the Company determined successful implementation of the System was uncertain and that the costs to complete, although estimates, would be substantially greater than the costs to acquire and install an alternate system adequate for the Company's requirements. Accordingly, the Company terminated implementation of the System and purchased Platinum SQL. At the present time, a project plan prepared by the Company in conjuction with Platinum for installation of Platinum SQL has training and data conversion beginning in December 1998 and module implementation beginning February 1999 with completion in May 1999. The Company estimates the costs to purchase and install Platinum SQL, (approximately $600,000) are substantially less then the costs to complete implementation of the System. At the present time, there can be no assurance that the costs to complete implementation of Platinum SQL will not exceed the estimate or that such exceedance will not be material.

         Further, the Company's current integrated accounting system is inadequate for current operations and is not Year 2000 compliant. Although the Company will incur costs and dedicate personnel to implement Platinum SQL and other aspects of its MIS, there can be no assurances that the Company will complete implementation of its MIS, that implementation can be accomplished without future delays in monthly closings, or that the costs in rectifying such delays would not be material.

         The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation. At September 30, 1998, there were outstanding balances of $6.1 million for Finova Capital Corporation and $2.2 million for IBM Credit Corporation under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. Under the Loan and Security Agreement entered into on September 30, 1998 with First Union National Bank (the "Bank"), the Bank entered into an intercreditor agreement with respect to their relative interests.

         On September 30, 1998, the Company and the Bank executed a Loan and Security Agreement whereby the Bank extended the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility, which matures on September 28, 1999, included a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements.

         The Company believes that its available funds, together with existing and anticipated credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 24 months.

YEAR 2000 DISCLOSURE

         Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". Computer systems that are able to deal correctly with dates after 1999 are referred to herein as "Year 2000-Compliant". Over the past several years, based upon its business needs, the Company has purchased and installed hardware and software which is represented by the manufacturers to be

         Year 2000-Compliant. The Company has assessed its state of readiness and has determined that, with the exception of the Company's current integrated accounting system, which is not Year 2000-Compliant, the Company expects its installed base of computer hardware and software systems to be Year 2000-Compliant. With respect to the Company's integrated accounting system, in October of 1998 the Company announced the purchase of Platinum SQL Software to replace the current integrated accounting system. The project plan establishes May 1999 for completion of implementation. Based upon the representations of the manufacturers of hardware and software used by the Company, and the provider of the Platinum SQL Software, the Company believes upon implementation of Platinum SQL, the Company's internal business systems, including its computer systems, will be Year 2000 compliant. There can be no assurance, however, that the Year 2000 Problem relating to the Company's systems will not adversely affect its business, financial position, results of operations or cash flows.

         During the fourth quarter of 1998, the Company will initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 problem. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, will not have a material adverse effect on the Company.

         The Company resells IT products of leading hardware manufacturers and software developers. As a result, the Company has no control over the developments of computer systems, software products or other business systems developed by such third parties. Consequently, there can be no assurance that the computer systems, software products or other business systems sold by the Company will accept input of, store, manipulate and/or output dates in the year 2000 or thereafter without error or interruption. As a result, the Company, as a reseller, may be liable for such failures. Given the Company's role in the distribution of such products, the Company is not able to accurately determine the extent, if any, of such potential liability.

         In addition, the purchasing patterns of the Company's customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies devote significant resources to become Year 2000-Compliant, these expenditures may result in reduced funds available to purchase products or obtain services such as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, financial position, results of operations or cash flows.

         The total cost of the Year 2000 compliance is being funded through operating cash flows. The estimated cost to purchase and install Platinum SQL is approximately $600,000. Excluding costs associated with Platinum SQL and the write-off of the capitalized software and consulting fees, the Company has expended approximately $2.0 million on hardware and software upgrades for its Year 2000 Compliance.

         The Company has not developed a contingency plan in the event the Platinum SQL project is not completed in a timely manner or with respect to any additional Year 2000- Compliant issues which may arise as a result of the Company's inquiring of its suppliers and customers.

         Statements included in this Year 2000 Disclosure are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include risks and uncertainties, including but not limited to the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and/or output dates in the year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

         PART II.  OTHER INFORMATION

ITEM 5.     OTHER INFORMATION.

         In the second quarter of 1998, the Company and its independent auditors identified significant deficiencies in the design and operation of its internal control structure. The Company's independent auditors had determined such deficiencies were "reportable conditions". The Company has implemented policies, procedures and controls to correct these deficiencies. The Company does not believe that such deficiencies have had a material effect on the Company's reported financial results.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit.
             10.1  First Amendment to and Reaffirmation of Loan
                    Documents dated September 30, 1998 by and between First
                    Union National Bank and AlphaNet Solutions, Inc.
             10.2   Revolving Note Dated September 30, 1998 by and Between First
                    Union National Bank and Alphanet Solutions, Inc.
             27     Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AlphaNet Solutions, Inc.

DATE: November 13, 1998                        By:/S/ STAN GANG
                                                  ------------------------------
                                                    Stan Gang,
                                                    President and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)



DATE:  November 13, 1998                       By:/S/ ROBERT G. PETOIA
                                                  ------------------------------
                                                    Robert G. Petoia
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

            10.1    First Amendment to and Reaffirmation of Loan
                    Documents dated September 30, 1998 by and between First Union National Bank and AlphaNet Solutions, Inc.

            10.2 Revolving Note Dated September 30, 1998 by and Between First Union National Bank and Alphanet Solutions, Inc.

            27      Financial Data Schedule