Form 10-Q/A
period 1998-09-30
ALPHANET SOLUTIONS INC
filed 1998-11-25
CIK 1002132

ALPHANET SOLUTIONS, INC.
                               7 RIDGEDALE AVENUE
                             CEDAR KNOLLS, NJ 07927


November 25, 1998

VIA EDGAR

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

        Re: ALPHANET SOLUTIONS, INC. (COMMISSION FILE NO. 0-27042)
            FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 1998

DEAR SIRS:

        Pursuant to Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended (the "Act"), on behalf of AlphaNet Solutions, Inc., a New Jersey corporation (the "Corporation"), submitted herewith for filing is the Corporation's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1998 (the "Form 10-Q/A"). This amended Form 10-Q/A corrects the "Liquidity and Capital Resources" section appearing at page 14 with respect to the description of the origin of the shares issued under the Employee Stock Purchase Plan. Such shares were newly issued, and not issued from treasury.

        This filing is being effected by direct transmission to the Securities and Exchange Commission's EDGAR System.

        If you have any questions or comments concerning this filing, kindly contact the undersigned at 973-889-3815.


                                                   /s/ Gary T. Gann

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

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

         The Company sold 54,231 of newly issued shares of common stock to employees in the third quarter. As of September 30, 1998, a total of 54,231 shares had been sold to employees under the 500,000 share employee stock purchase program approved by the Company's shareholders in May, 1998. The Company has received an aggregate of $413,000 from such sales.

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

                                                AlphaNet Solutions, Inc.

DATE: November 25, 1998                        By:/S/ STAN GANG
                                                  ------------------------------
                                                    Stan Gang,
                                                    President and Chief
                                                    Executive Officer
                                                    (Principal Executive
                                                    Officer)



DATE:  November 25, 1998                       By:/S/ ROBERT G. PETOIA
                                                  ------------------------------
                                                    Robert G. Petoia
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)