Form 10-K
period 1998-12-31
ALPHANET SOLUTIONS INC
filed 1999-03-31
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-K


                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal year ended December 31, 1998


                           Commission File No. 0-27042



                            ALPHANET SOLUTIONS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             New Jersey                                22-2554535
             ----------                                ----------
(State of Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


               7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927
               --------------------------------------------------
           (Address of Principal Executive Office, including Zip Code)


                                 (973) 267-0088
                                 --------------
                         (Registrant's telephone number
                              including area code)



           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None
                                      ----




           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes             X                           No
            -----------                              ----------



         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         At February 26, 1999, 6,245,610 shares of Common Stock of the Company were outstanding. The aggregate market value of Common Stock held by non-affiliates on February 26, 1999, based on the last sales price on such date, was approximately $13,826,800.



                       DOCUMENTS INCORPORATED BY REFERENCE


         The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                     Item                                                  Page

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

                  6.  Selected Financial Data................................17

                  7.  Management's Discussion and Analysis of
                      Results of Operations and Financial Condition..........19

                  7A. Quantitative and Qualitative Disclosure About Market
                      Risk...................................................33

                  8.  Financial Statements and Supplementary Data............33

                  9.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.................33


PART III          10. Directors and Executive Officers of the Company........34

                  11. Executive Compensation.................................34

                  12. Security Ownership of Certain Beneficial
                      Owners and Management..................................34

                  13. Certain Relationships and Related Transactions.........34


PART IV           14. Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K................................35

EXHIBIT INDEX................................................................36

FINANCIAL DATA AND SCHEDULES................................................F-1

SIGNATURE

                                     PART I

Item 1.  Business.
------------------

General
-------

         AlphaNet Solutions, Inc. (the "Company") is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company is authorized by many industry-leading manufacturers of IT products, including 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products and application software. Through its established vendor alliances with Ingram Micro, Inc. ("Ingram") and Pinacor, Inc., an affiliate of MicroAge, Inc. ("Pinacor"), major aggregators of computer hardware and software, the Company provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. Additionally, since 1990, the Company has been developing related IT services and currently offers network consulting, workstation support, education, application development, communications installation, help desk, IT staffing, remote network management and internet-related services. The Company's major customers include KPMG LLP, Nabisco, PSE&G, Polo-Ralph Lauren, Summit Bank, Credit Suisse First Boston, Goldman Sachs & Co., MTA New York City Transit, an agency of the Metropolitan Transportation Authority, State of New York (the "MTA"), Mercedes-Benz of North America and Innovex.

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

Forward-Looking Statements
--------------------------

         Certain statements are included in this Annual Report on Form 10-K which are not historical and are "forward-looking," and may be identified by such terms as "expect", "believe", "may", "will", and "intend" or similar terms. These forward looking statements may include, without limitation, statements regarding the anticipated growth in the IT products and services markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth in the services and support component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, the Company's objective to grow through strategic acquisitions, and trends in future operating performance, are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal MIS infrastructure; (v) the Company's ability to develop, market, provide, and achieve  market  acceptance  of  new  service  offerings  to  new  and  existing customers; (vi) the Company's ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (vii) the Company's substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (x) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (xi) the Company's reliance on the continued services of key executive officers and salespersons; and (xii) the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained in this Report.

Industry Background
-------------------

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

         The acquisition, development and implementation of computer networks have become increasingly complex for many organizations due to rapid and continual change in information technology. Organizations must determine: (i) the type of workstation platform, computer peripherals, and software applications to purchase among a vast array of product offerings; (ii) the optimal design of the network, allowing for both the integration of new systems and the upgrade of and migration from existing systems; and (iii) the level of ongoing support required by the network and end users. As organizations rely more heavily on IT as a key component of their operations and as end users demand the latest technologies, MIS departments must continually adapt to rapid change and the increasing complexity of designing, implementing and maintaining networks and related applications.

         As a result of the rapid changes in the IT products market and the risks associated with large capital expenditures, organizations increasingly rely on companies which offer and have knowledge of a wide variety of networking products and the ability to perform related technical services in a cost-effective manner. Additionally, many businesses are increasingly electing to outsource some or all of the management and support of their networks. The Company believes that the trend of outsourcing IT management functions is driven by the significant costs associated with maintaining a full-service internal MIS staff. Such organizations increasingly require MIS personnel with diverse technology skill sets to effectively adapt to such constant change. As a result, the costs of hiring, maintaining and continually educating an MIS department have grown significantly as demand for qualified personnel has intensified. These factors have motivated organizations to focus their resources on their core businesses and seek the expertise of independent providers of IT products and services.

         The Company believes that by working with a single-source provider of IT products, services and support, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs. Those companies  which  provide  a broad  range  of  product  and  service  offerings, including network consulting, workstation support, education, application development, communications installation, help desk, IT staffing services, remote network management and internet-related services, as well as the ability to work as integral members of their customers' internal MIS teams, should be well positioned to take advantage of the anticipated growth of the IT products and services industry.

Products
--------

         The Company resells IT products from leading hardware manufacturers and software developers. In 1998, 68.2% of the Company's net sales and 43.2% of its gross profits were generated from product sales. Such products include workstations, servers, networking and communications equipment, enterprise computing products and application software. Through its established vendor alliances with Ingram and Pinacor, major aggregators of computer hardware and software, the Company provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. The Company resells products from numerous industry-leading manufacturers of computer hardware, software and networking equipment. Such manufacturers include:


3Com                Dell               Lexmark                Oracle
APC                 Epson              Lotus                  Seagate
Apple               FORE Systems       Lucent Technologies    Storage Dimensions
AST                 Hayes              Microsoft              Sun Microsystems
Nortel Networks     Hewlett-Packard    NEC                    Sybase
Cisco Systems       IBM                Network Associates     Symantec
Citrix              Intel              Novell                 Tektronix
Compaq              Kingston           Okidata                Toshiba

         The Company obtains products from such manufacturers primarily through its relationships with Ingram and Pinacor. The Company's relationship with Ingram and Pinacor allow it to minimize inventory risk by ordering products primarily on an as-needed basis. The Company believes that, in most instances, the cost-plus purchases from Ingram and Pinacor are at prices lower than those which could be obtained independently from the various manufacturers and other vendors. The Company utilizes electronic ordering and pricing systems that provide real-time status checks on the aggregators' extensive inventories. The Company maintains electronic data interchange links to other suppliers as well, enabling the Company's sales team to schedule shipments accurately, arrange for product configuration services and provide online pricing.

Services
--------

         The Company's breadth of services includes network consulting, workstation support, education, application development, communications installation, IT staffing, help desk, remote network management and internet-related services. In 1998, services accounted for 31.8% of the Company's net sales and 56.8% of its gross profit.

Network Consulting Services
---------------------------

         The Company's network consultants ("Network Consultants") provide customers with a wide array of IT and network consulting, integration and support services, including network design, implementation, installation and administration. The Network Consultants also provide technical staffing and project management services, including LAN/WAN performance analyses, and system migration and upgrade services. The Network Consultants also provide new technology feasibility and impact analyses, as well as end-user group needs studies and analyses. The Company provides its network consulting services 24 hours a day, seven days a week, on an as-needed basis.

         The Network Consultants provide advanced network services and support, utilizing products of many industry-leading manufacturers including 3Com, Nortel Networks, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Microsoft, Novell and Sun Microsystems. The Company's Network Consultants have knowledge and experience in such LAN/WAN platforms as Microsoft Windows NT, Novell NetWare, UNIX and IBM OS/2; and support both long and short-term engagements at customer locations. As of December 31, 1998, most of the Company's Network Consultants were on-site at various customer locations. The Company believes that as many large and mid-sized corporations continue to outsource many of their MIS requirements, there is an opportunity to expand the services it provides to companies in its target markets.

         During the 1998 fiscal year, the Company instituted a comprehensive management training program for its Network Consultants ("Screamin' Eagles"), pursuant to which the Company provides professional, sales and marketing and management development skills. Currently, 26 employees participate in this year-long training program, which the Company believes is unique in the industry and adds significant value to its network consulting offerings.

Workstation Support Services
----------------------------

         The Company's workstation support personnel ("Workstation Analysts") provide customers with a wide array of IT services for end users, including hardware and software installations, system upgrades and enhancements, remedial and preventive maintenance, and management services. Several of the Company's largest customers require the Workstation Analysts to be at the customers' facilities on a fully dedicated basis. As of December 31, 1998, most of the Company's Workstation Analysts were on-site at customer locations. Other customers of the Company rely on the Company's ability to provide dispatched on-site services in response to customer requests for service. Such support is available 24 hours a day, seven days a week, depending on the needs of the customer. The Company's Customer Technology Center ("CTC") in East Hanover, New Jersey, allows the Company's Workstation Analysts to provide product warehousing, customized configuration and testing, and depot, or drop off, repair services. The Company tracks service requests through its customer database, which maintains current status reports and historical logs of customer communications. The Company's capabilities include call dispatching, tracking, and escalation. The Workstation Analysts also provide customized configuration of software and hardware for workstations and servers and perform asset deployment services to customer sites.

         The  Workstation  Analysts  are  authorized  by  many  industry-leading manufacturers, including AST, Compaq, Dell, Hewlett-Packard, IBM, NEC and Toshiba, to perform both in- and out-of-warranty maintenance services. The Company offers a warranty upgrade program to provide faster response and repair times, additional hours of coverage, warranty extensions and warranty administration services for customers who desire broader service offerings than those of the manufacturer. Most of the Workstation Analysts employed by the Company are "A+ Certified". The A+ Certification Program is sponsored by the Microcomputer Industry Association and is recognized by leading manufacturers as the industry-wide standard of professional competency for Workstation Analysts. The Company's Workstation Analysts service and support a wide variety of IT products, including microcomputers, printers and associated peripherals.

Education Services
------------------

         The Company operates five education facilities ("Learning Centers"), offering technical education courses for customers, employees and the general public. The Company's Learning Centers offer authorized Microsoft, Novell and Lotus training classes on network operating systems, network hardware products and application software. These Learning Centers are utilized by a variety of customers including network administrators, MIS executives, professional and administrative end users, as well as the Company's own technical staff.

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

Application Development Services
--------------------------------

         As part of an enterprise management solution, the Company provides application development consulting services, including customized application design and development, enterprise resource planning, object oriented and client/server development, and database development services. The Company's staff of Application Development Consultants are highly trained professionals with extensive experience in proven methodologies for application development and project management. When developing applications, specific methodologies are implemented for successful and timely completion of all projects. The Company's staff of Application Development Consultants assist customers through all phases of the application development process including gathering business requirements, writing specifications, programming, testing and documenting.

Communications Installation Services
------------------------------------

         As part of its strategy to offer customers a single-source solution for their IT needs, the Company provides telecommunications and data system cabling services, often in conjunction with other services. The Company's communications technicians are certified by Berk-Tek, Ortronics, Leviton or Hubbell. The Company's communications engineers design and install cabling networks for LANs and telecommunication equipment, including voice, data and video.

         Additionally, the Company sells, installs and services telecommunications systems including the full line of Lucent Technologies' Enterprise Communications Systems. The Company frequently coordinates with a regional telephone service company to provide for customers' service requirements.

Help Desk Services
------------------

         The Company's Help Desk offers two distinct services, Help Desk Support and Help Desk Consulting, providing advanced technical support and comprehensive software application support to corporate end-users. The Help Desk is staffed with experienced network consultants ("Help Desk Analysts") trained in multiple software, hardware and networking products.

         Help Desk Support provides corporate end-users with telephone support on software, hardware and networking products. Help Desk Support is capable of providing global coverage and its breadth of services includes automatic dispatching of on-site support, flexible staffing for coverage 24 hours a day, seven days a week and advanced call reporting.

         The Company tracks and maintains Help Desk Support service calls with a customized call management system. This system allows the Help Desk Analysts to provide advanced support and dispatch on-site services. The Help Desk Analysts coordinate with major vendor support systems on a regular basis and have access to large volumes of technical information and documentation, personnel and diagnostic techniques.

         The Company's Help Desk Consulting services help customers fully realize the benefits of their own internal Help Desk. The Company establishes a solutions-oriented support system which encompasses a phased approach to analyzing, designing and building complete Help Desks. Help Desk Consulting services includes a support system audit, development of a strategic design, integration of the solution and post-implementation review.

IT Staffing Services
--------------------

         The Company offers recruiting and placement services for technical personnel for temporary assignments and permanent positions.

Internet Services
-----------------

         The Company provides internet-related services, including secure Internet access, web site design, development and maintenance and training. As an Internet Service Provider, the Company's customers' web sites are independently maintained on a secure network using technologies including firewalls and encryption devices. Additionally, the Company provides the necessary consulting, hardware and software installation services so the customer has direct access to the Internet while maintaining the web site at the customer's location.

         The Company offers web site design, development and maintenance services, including user interface design, web site graphic design, content creation and management. Through customized courses at its Learning Centers, the Company also provides Internet training classes on Internet access and navigation.

Remote Network Management Services
----------------------------------

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

         The Center offers proactive problem resolution by (i) monitoring components of a customer's network, including file servers, routers, database servers, concentrators, workstations and printers; (ii) managing the customers' networks to maximize their efficiency and minimize system downtime, promptly notifying customers of problems as they occur and remedying such problems. The customers then focus on their own core business, while the Company monitors and manages the day-to-day operations of the customers' network. The Center represents the Company's continued investment in leading-edge technology and dedication to providing its customers with advanced IT solutions.

         The Company provides end-to-end network services to remote locations from a single point in New Jersey. The Center will allow the Company to productize and market its services to virtually any networked organization. The high demand for technical resources, coupled with an increasing need for operational efficiency and network security, will lead many organizations to explore remote network service options as a way to maximize their labor resources and ensure greater security, while realizing cost savings at the same time.

Sales and Marketing
-------------------

         The Company currently focuses its sales and marketing efforts on major corporations in its target markets through its sales and marketing departments consisting of 114 people as of December 31, 1998. The Company believes that its direct sales and support personnel provide effective account penetration and management, enhanced communications and long-term relationships with its existing customers. To date, the Company has focused its sales and marketing efforts on Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. Given the concentration of major corporations in such region and the trend to outsourcing of IT services, the Company does not anticipate the need to expand the geographic scope of its sales and marketing efforts outside of its traditional sales area in the near future.

         The Company has concentrated its efforts over the past few years on increasing the size and quality of its direct sales force, expanding its sales support infrastructure and developing a marketing department dedicated to supporting the efforts of the Company's various business units. The Company's direct sales force is comprised of 49 sales persons as of December 31, 1998. Each salesperson's compensation is commission based. Sales personnel derive sales leads from individual business contacts, leads generated by the marketing department's efforts and customer referrals from suppliers and vendors.

         The Company continues to support the growth of its network consulting and other services businesses through the hiring of additional direct sales and support personnel. The Company's sales and marketing focus continues to be technology driven, with its Network Consultants and Workstation Analysts participating with its direct sales personnel as part of the Company's team approach to sales. The Company's sales personnel also participate in training programs designed by manufacturers to introduce their new and upgraded products as well as to provide industry information and sales technique instruction. The Company believes that it maintains a competitive advantage by continually educating its sales force on the latest technologies and through the increased role of high-level technical personnel in the sales process.

         The Company's marketing department is responsible for coordinating the various sales and technical personnel that may be required in soliciting a particular project. The Company's marketing efforts include the creation and production of Company brochures, direct mail programs, new business marketing strategies and sales presentation materials for prospects.

Customers
---------

         The Company's major customers include many Fortune 1000 corporations in a variety of industries. The Company's major customers include:

       KPMG LLP                              Credit Suisse First Boston
       Nabisco                               Goldman, Sachs & Co.
       PSE&G                                 MTA of New York
       Polo-Ralph Lauren                     Mercedes-Benz of North America
       Summit Bank                           Innovex

         During 1998, KPMG LLP accounted for approximately 15% of the Company's net sales. During the fiscal year ended December 31, 1997, two customers, Nabisco and KPMG LLP, accounted for approximately 31% of the Company's net sales, 16% and 15%, respectively. During the fiscal year ended December 31, 1996, Nabisco accounted for approximately 17% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 1998. Sales to the Company's top ten customers totaled approximately 63%, 69% and 66% of net sales for the three years ended December 31, 1998, respectively. In December 1997, the Company entered into a four-year, $20.4 million contract ("MTA Contract") with the MTA to furnish and install local and wide-area computer network components throughout the MTA's over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

         In general, there are no ongoing written commitments by customers to purchase products from the Company. All product sales by the Company are made on a purchase order basis. In addition, the Company normally ships products within 30 days of receiving an order and, therefore, does not customarily have a significant backlog. However, in December 1997, the Company entered into the MTA Contract, under which the Company is the prime contractor responsible for project management, systems procurement and installation.

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

Suppliers
---------

         The Company relies on manufacturers and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components sold and serviced by the Company. The Company primarily utilizes Ingram and Pinacor, major aggregators of computer hardware and software, to procure the majority of its products for resale to its customers.

         The Company has purchased products on a cost-plus basis from Pinacor since the Company's inception in 1984. In July 1994, the Company renewed its agreement with Pinacor. Under such agreement, the Company is required to purchase a minimum of $100,000 of products from Pinacor per quarter. During 1996, 1997 and 1998, the Company purchased from Pinacor approximately 48%, 36% and 29%, respectively, of the products sold by the Company. Such purchases totaled approximately $46.3 million, $47.0 million, and $ 30.1 million during such respective periods. The Pinacor agreement may be terminated by the Company with or without cause upon 90 days prior written notice and may be terminated by Pinacor under limited circumstances upon 90 days prior written notice. The Company also purchases computer products from Ingram on a cost-plus basis. The Company's relationship with Ingram was initiated by the Company in late 1994 to help ensure its customers of product availability and competitive pricing. The Company's purchases from Ingram accounted for approximately 35%, 50% and 47% of the Company's total product purchases in 1996, 1997 and 1998, respectively. Such purchases totaled approximately $33.9 million, $65.1 million and $48.4 million during such respective periods. The agreement with Ingram may be terminated with or without cause by either party upon 30 days prior written notice. The Company's agreements with Pinacor and Ingram provide for discounted pricing and rebates provided that the Company meets agreed-upon purchase level targets. The balance of the Company's purchased products were obtained from multiple sources, none of which accounted for 10% or more of the products sold by the Company.

         In addition to its agreements with Pinacor and Ingram, the Company maintains standard authorized dealership agreements directly with many leading manufacturers of computer hardware and software. Under the terms of these agreements, the Company is authorized to resell to end users and provide warranty service on the products of such manufacturers. The Company's status as an authorized reseller is essential to the operation of the Company's business. In general, the agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. Many of such agreements are based upon the Company's continued relationships with authorized aggregators. The Company, however, generally does not purchase products directly from these manufacturers because the Company believes that Pinacor and Ingram provide it with several advantages, including competitive pricing, limited inventory risk, ready product availability, product quality assurance, access to the various vendors which may be required on a particular project, electronic product ordering, product configuration, testing and warehousing. The Company has not entered into any long-term contracts with its suppliers, electing to purchase computers, computer systems, components and parts on a purchase order basis. As a result, there can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company.

Competition
-----------

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

         The Company believes that it competes with its competitors by providing a single-source solution for its customers' IT products and services needs and by providing a wider range of high quality services to the MIS departments and end users of its corporate customers. The Company also believes that it distinguishes itself from its competition on the basis of its technical expertise, competitive pricing, vendor alliances, relationships with Ingram and Pinacor, direct sales strategy and customer service orientation. Based on the level of the Company's recurring business with many of its large customers, the Company believes that it compares favorably to many of its competitors with respect to the principal competitive factors set forth above.

Employees
---------

         As of December 31, 1998, the Company employed 694 full-time employees, of whom 483 were technical personnel (consisting of 331 Network Consultants, 123 Workstation Analysts, 18 Communications Technicians and 11 Instructors), 114 were engaged in sales and marketing, and 97 were engaged in finance, administration and management. The total number of technical personnel engaged by the Company has grown significantly in recent years, from 38 at December 31, 1992, or 36% of its then workforce, to 483 at December 31, 1998, or 70% of its current workforce. There was, however, a reduction in technical personnel as of December 31, 1998 compared to December 31, 1997 of 62 technical personnel. The Company implemented a reduction-in-force in June 1998 due to lower-than-expected demand for the Company's services from certain clients. In addition, in January 1999, the Company implemented a second reduction, eliminating 42 positions consisting principally of persons supporting products.

         None of the Company's employees are represented by a collective bargaining agreement. Substantially all of the Company's employees have executed an invention assignment and confidentiality agreement. In addition, the Company requires that all new employees execute such agreement as a condition of employment by the Company. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is increasing competition for experienced sales and marketing personnel and technical professionals. The Company considers relations with its employees to be good.

         The Company's success depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel, particularly for systems integration, support services and training. Competition with other service providers and internal corporate MIS departments for such personnel is intense, as many of the Company's larger competitors are aggressively hiring technical personnel on a large scale. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully. The Company's ability to implement its strategy to expand and broaden the services component of its business and its results of operations could be materially adversely affected if the Company were unable to attract, hire, train and retain qualified technical personnel.

Item 2.  Properties.
--------------------

     The Company currently leases or subleases all of its facilities. The Company leases its headquarters in Cedar Knolls, New Jersey, totaling approximately 54,000 square feet of office space, of which 16,000 square feet was subleased to the Company in fiscal 1998 pursuant to a sublease agreement expiring in September 2000. The lease for the remaining 38,000 square feet expires in September 2003 and contains renewal options for two additional five-year terms. In addition, during fiscal 1998, the Company entered into a lease for approximately 4,700 square feet of space at a facility adjacent to the Company's headquarters, which space the Company has subsequently sublet. The Company also leases a facility in Parsippany, New Jersey, which totals 5,253 square feet which the Company has sublet pursuant to a sublease agreement expiring in May 2001. Additionally, the Company leases office space for two Learning Centers in Iselin and Saddle Brook, New Jersey, as well as its 15,000 square foot Customer Technology Center located in East Hanover, New Jersey. The Company leases approximately 5,410 square feet of office space in King of Prussia, Pennsylvania for the Company's Philadelphia-area sales office and Learning Center. In addition, the Company leases approximately 19,000 square feet of office space in Manhattan for its New York City area sales office and Learning Center, approximately 9,400 square feet of which space has recently been sublet. The Company believes its headquarters, sales offices, Learning Centers and Customer Technology Center are adequate to support its current level of operations. See Note 8 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings.
---------------------------

     On February 13, 1996, the Company, as plaintiff, filed a complaint and jury demand in the Superior Court of New Jersey Chancery Division: Morris County, against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint relates to a civil action for damages, a temporary restraining order and preliminary and permanent injunctive relief against the Defendants and alleges theft of services, theft of Company property, theft of corporate opportunity and unauthorized use of Company credit cards by the Defendants. The Company is seeking restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Defendants have asserted certain counterclaims against the Company and certain of its directors with respect to which the Company and such directors believe they have meritorious defenses. The Company intends to vigorously pursue all available remedies against the Defendants. The parties consented to the suspension of discovery pending mediation of all claims. Therefore, the Company is currently unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's Chairman of the Board, President and Chief Executive Officer and principal shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1,000,000, arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang has paid $675,000 of his personal funds to the Company. The Company will reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy.

   On June 30, 1998, Bruce Flitcroft ("Flitcroft"), the Company's former Corporate Vice President, Technology Services, filed suit in the Superior Court of New Jersey, Morris County, against the Company and its Chairman of the Board, President and CEO alleging, among other things, breach by the Company of Flitcroft's employment agreement and failure to pay an alleged bonus arising from the Company's 1990 acquisition of Datar IDS Corp. and/or pay, pursuant to an alleged oral promise, an alleged one million-dollar severance payment in lieu of such bonus. The Company believes Flitcroft's claims are without merit and intends to fully and vigorously defend such claims while pursuing all available remedies. On July 16, 1998, without knowledge of the suit filed by Flitcroft, the Company filed suit against Flitcroft and Alliant Technologies, Inc. ("Alliant"), a company believed to be owned and/or operated by Flitcroft, alleging, among other things, breach of contract and conspiracy to usurp corporate assets and opportunities. The Company seeks to enforce its employment agreement with Flitcroft including (i) enjoining Flitcroft's employment with Alliant; (ii) Flitcroft's solicitation of Company employees; (iii) Flitcroft from disclosing Company confidential information; and (iv) Flitcroft from soliciting Company customers. The Court has directed arbitration of the claims in dispute in this matter, and such arbitration proceedings commenced as of March 1999. The Company has obtained insurance coverage for some of the claims in dispute. The Company's Board of Directors authorized the Company to defend the Chairman, President and CEO and approved his indemnification by the Company. Given the preliminary nature of this matter, the Company cannot determine at this time whether its resolution or the expenses likely to be incurred in this matter will have a material adverse impact on the Company's financial position, results of operations or cash flow.

     To the Company's knowledge, there is no other material litigation pending to which the Company is a party or to which any of its property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.
--------------------------------------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol ALPH. The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market.


Quarter ended
-------------
                                     1997                        1998
                               High       Low               High       Low
---------------------------   -------   -------           -------    ---------
March 31 (1st qtr.)           $17 1/4   $11 3/4           $14 5/8    $11 1/2

June 30 (2nd qtr.)             20 1/2     11 7/8            14 3/8     9 1/2

September 30 (3rd qtr.)        17 7/8     13 1/4            11 3/8     4 3/8

December 31 (4th qtr.)         15 7/8      9 5/8             5 7/8     2 7/8


         The prices shown above represent quotations among securities dealers, do not include retain markups, markdowns or commissions and may not represent actual transactions.

         On February 26, 1999, the closing sale price for the Common Stock on the Nasdaq National Market was $4.00 per share. As of February 26, 1999, the approximate number of holders of record of the Common Stock was 335 and the approximate number of beneficial holders of the Common Stock was 3,900.

         Prior to the consummation of the Company's initial public offering of its Common Stock in March 1996, the Company had elected to be treated as an S Corporation for federal income tax purposes from 1986 and for New Jersey State income tax purposes from 1994. As a result, the net income of the Company for federal and certain state income tax purposes for such periods was reported by, and taxed directly to, the Company's then current shareholders. In 1995 and 1996, the Company made distributions to such shareholders in the form of dividends ($8.6 million) and net loan payments ($719,000) totaling $9.3 million (of which $3.1 million was to fund their 1994, 1995 and 1996 tax liabilities and $6.2 million represented substantially all of the Company's previously taxed but undistributed S Corporation earnings). See Note 10 of Notes to Consolidated Financial Statements. Since such distributions and the termination of the Company's S Corporation status, the Company has applied and currently intends to continue to apply its retained and current earnings toward the developments of its business and to finance the growth of the Company. Consequently, the Company currently does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

Item 6.  Selected Financial Data.
---------------------------------

     The selected consolidated financial data presented below has been derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants. Consolidated balance sheets at December 31, 1997 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected financial data presented below at December 31, 1994, 1995 and 1996 and for the years ended December 31, 1994 and 1995 has been derived from audited financial statements of the Company, which are not included in this Annual Report on Form 10-K.

     The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.




                                                            Year Ended December 31,
                                        -----------------------------------------------------------------
                                                  1994        1995      1996(1)     1997(2)     1998
                                                      (in thousands, except per share data)
   Statement of Income Data:
   Net sales:
     Product sales.....................       $ 62,365    $ 62,516     $ 99,468    $147,602    $116,908
     Services and support..............          8,103      11,500       20,137      43,790      54,628
                                                 -----      ------       ------      ------      ------
                                                70,468      74,016      119,605     191,392     171,536
                                                 -----      ------       ------      ------      ------
   Cost of sales:
     Product sales.....................         54,445      54,579       88,218     130,314     103,522
     Services and support..............          5,127       6,869       12,915      29,013      37,058
                                                 -----      ------       ------      ------      ------
                                                59,572      61,448      101,133     159,327     140,580
                                                 -----      ------       ------      ------      ------
   Gross profit:
     Product sales.....................          7,920       7,937       11,250      17,288      13,386
     Services and support..............          2,976       4,631        7,222      14,777      17,570
                                                 -----      ------       ------      ------      ------
                                                10,896      12,568       18,472      32,065      30,956
                                                 -----      ------       ------      ------      ------
   Operating expenses:
     Selling expenses..................          3,946       4,468        7,301      13,224      14,602
     General and administrative                  3,767       3,925        5,446       9,537      12,903
   expenses............................
     Write-off  of capitalized asset (3)           -           -            -           -         2.476
                                                 -----      ------       ------      ------      ------
                                                  7713        8393       12,747      22,761      29,981
                                                 -----      ------       ------      ------      ------
   Operating income....................          3,183       4,175        5,725       9,304         975
   Other income (expense), net.........           (107)        (86)         129          61         359
                                                 -----      ------       ------      ------      ------
   Income before income taxes..........          3,076       4,089        5,854       9,365       1,334
   Provision for income taxes(4).......             89         124        1,970       3,844         623
                                                 -----      ------       ------      ------      ------
   Net income..........................         $2,987      $3,965      $ 3,884     $ 5,521       $ 711
                                                ======      ======       ======      ======      ======
   Earnings per share - Basic..........         $ 0.88      $ 1.17       $ 0.83      $ 0.97      $ 0.11
                                                ======      ======       ======      ======      ======
   Weighted average shares outstanding.          3,400       3,400        4,690       5,719       6,272
                                                ======      ======       ======      ======      ======

   Earnings per share - Diluted........         $ 0.88      $ 1.17       $ 0.82     $ 0.93       $ 0.11
                                                ======      ======       ======      ======      ======
   Weighted average shares outstanding.          3,400       3,400        4,737      5,905        6,331
                                                ======      ======       ======      ======      ======


                                                               As of December 31,
                                         ----------------------------------------------------------------
                                                  1994       1995          1996         1997       1998
                                                  ----       ----          ----         ----       ----
                                                                (in thousands)
   Balance Sheet Data:
     Working capital....................        $4,524     $5,033      $14,407      $33,123     $35,375
     Total assets.......................        16,697     18,770       43,647       72,541      61,894
     Long term debt and capital lease
   obligations,                                  1,455        590           41          -            49
       less current portion.............
     Shareholders' equity...............         3,909      6,574       18,921       41,722      42,536


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

(2) On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.5 million, including acquisition costs. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(3) Reflects a one-time write-off of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof.

(4) Prior to March 19, 1996, the Company had elected to be treated as an S Corporation for federal and, in certain cases, state income tax purposes. Therefore, no provision for federal and a reduced provision for state income taxes was recorded prior to that date. See Note 10 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.
-------------------------------------------------------------------------

General
-------

     The Company is a single-source provider of IT products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990 has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. In 1998, net product sales were 68.2% and services and support revenue was 31.8% of the Company's net sales, compared with net product sales of 77.1% and services and support revenue of 22.9% in 1997.

     The Company has entered into distribution agreements with Ingram and Pinacor, two of the nation's largest aggregators, to acquire most of its IT products for resale. The Company's relationship with Pinacor commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with Pinacor and Ingram give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During 1998, the Company acquired approximately 47% and 29% of its products for resale from Ingram and Pinacor, respectively.

     Except for the MTA Contract entered into in December 1997, in general, there are no ongoing written commitments by customers to purchase products from the Company and all product sales are made on a purchase order basis. Furthermore, as the market for IT products has matured, price competition has intensified and is likely to continue to intensify. During 1998, the Company's gross profits, margins and results of operations were adversely affected by such continued product pricing pressure and by a significant reduction in product purchase orders from the Company's customers. In addition, the Company's gross profits, margins and results of operations could be adversely affected by a disruption in the Company's sources of product supply.

     The Company offers network consulting, workstation support, applications development, communications installation, education, help desk, remote network management, IT staffing and internet-related services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins. The Company implemented a reduction-in-force in June 1998 due to lower-than-expected demand for the Company's services from certain clients. In addition, in January 1999, the Company implemented a second reduction, eliminating 42 positions consisting principally of persons supporting product sales.

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

     The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related expenses for billable technical personnel. The Company's selling expenses consist primarily of personnel costs, including sales commissions earned by employees involved in the sales of IT products, services and support. These personnel include direct sales, sales support and marketing personnel. Sales commissions are recorded as revenue is recognized. General and administrative expenses consist of all other operating expenses, including primarily salaries and related expenses, depreciation and occupancy costs.

     During the last three fiscal years, the gross margins earned on services and support sales decreased from 35.9% for 1996, to 33.7% for 1997, and 32.2%
for 1998. This decline in gross margins is attributable to increased competition, lower utilization rates, the impact of the MTA Contract and services and support revenue increasing at a slower rate than related personnel and recruiting costs. Recent declines in product and services support sales have resulted in lower utilization rates and margins. In response to these trends, the Company is emphasizing its higher margin, value-added services and support offerings, including, among other services, network integration, applications development and internet-related offerings. If these trends continue into 1999, the Company will examine the advisability of additional reductions-in-force.

     The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its customers' IT product requirements and its long-term relationships with large customers, positions the Company to continue to grow the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that product sales will continue to generate a significant percentage of the Company's gross profit. The Company's ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

    The Company's net sales, gross profit, operating income and net income have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of product and service revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

      The Company experienced negative operating results during the quarter ended September 30, 1998 primarily due to the one time write-off of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof. During the quarter ended December 31, 1998, the Company experienced negative operating results primarily due to reduced unit volume and lower average selling prices on product sales. In addition, reduced demand by certain customers for the Company's services and support offerings lowered the utilization rates of billable personnel during the quarter, and the effect of the MTA Contract (see below) negatively impacted gross profits.

     The Company's operating results have been and in the future will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are for the most part fixed costs. The Company's expense levels are based in part on expectations of future revenues. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. Depending upon the availability of qualified technical personnel, during periods of rapid growth the Company has utilized and in the future is likely to utilize contract personnel, which also adversely affects gross margins. Due to these and other factors, if the Company is
successful  in  expanding  its  service   offerings  and  revenue,   periods  of
variability in utilization are likely to reoccur. In addition, during such periods the Company is likely to incur greater technical training costs. Quarterly results also may be impacted due to the fact that certain compensation-based employment taxes are limited per employee per calendar year and, as a result, the Company experienced a decrease in employment taxes as a percentage of revenue during the calendar year.

     In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA to furnish and install local and wide-area computer network components including network and telecommunication hardware, software and cabling throughout the MTA's over 200 locations to extend the benefits of automation to the MTA's operations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The Company is the prime contractor responsible for project management, systems procurement and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. While the Company is currently performing in accordance with the contract terms, there can be no assurances that any such events would not occur. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 per day. In addition the contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment be increased, decreased or omitted entirely on 30 days notice. Further, the MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunication workers, managed by the New York City Controller's office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date has required greater than estimated labor and other costs to complete. Such increased labor and other costs may also be incurred at other sites. The Company has requested the MTA for an equitable adjustment in the contract amount and terms. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. There can be no assurance that the Company can complete the contract without incurring a loss. Currently, the Company is recording revenues under the MTA Contract equal to costs incurred. However, if the Company is unsuccessful in obtaining equitable adjustments, realizing increased performance efficiencies or otherwise improving its margins, the Company believes it will sustain a loss under the contract. The aggregate revenues generated and costs incurred from the MTA Contract for the fiscal year ended December 31, 1998 were approximately $6 million.

Year 2000 Readiness Disclosure
------------------------------

         Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to herein as the "Year 2000 Problem". Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000-Compliant". Over the past several years, based upon its business needs, the Company has purchased and installed hardware and software which is represented by the manufacturers to be Year 2000-Compliant. The Company has reviewed its state of readiness and has determined that, with the exception of the Company's current integrated accounting systems, which is not Year 2000-Compliant, the Company believes its installed base of computer hardware and software systems to be Year 2000-Compliant. With respect to the Company's integrated accounting system, in October of 1998 the Company announced the purchase of Platinum SQL Software, to replace the current integrated accounting system. The project plan establishes May 1999 for completion of implementation. Based upon the representations of the manufacturers of hardware and software used by the Company, and the provider of the Platinum SQL Software, the Company believes upon implementation of Platinum SQL, the Company's internal business systems, including its computer systems, will be Year 2000-Compliant. There can be no assurance, however, that the Year 2000 Problem relating to the Company's systems will not adversely affect its business, financial position, results of operation or cash flows.

         During the fourth quarter of 1998, the Company initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their own Year 2000 Problem. The Company expects to be receiving and reviewing the responses to these communications and following up with such suppliers and customers as needed or appropriate. The Company expects this phase to be substantially completed by approximately June 30, 1999. However, there can be no guarantee that the systems of other companies on which the Company's system relies will be remedied in a timely manner, or that a failure to remedy by another company will not have a material adverse effect on the Company.

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

         The total cost of the Company's Year 2000 compliance is being funded through operating cash flows. The estimated cost to purchase and install Platinum SQL is approximately $600,000. Excluding costs associated with Platinum

SQL and the write-off of the capitalized software and consulting fees, the Company has expended approximately $2 million on hardware and software upgrades for its Year 2000 compliance. The Company does not currently anticipate that it will incur any additional material expenditures for such Year 2000 compliance. The aforementioned costs do not include any costs associated with any third party being Year 2000 non-compliant, nor do such costs include internal personnel costs (primarily salaries and benefits), which the Company does not separately track. Such costs also do not include any contingency plan costs at this point.

         The Company has not developed a contingency plan in the event the Platinum SQL project is not completed in a timely manner or with respect to any additional Year 2000-Compliant issues which may arise as a result of the Company's inquiries of its suppliers and customers. Such plans may be developed as and if the need for any such plans arise.

         Statements included in this Year 2000 Readiness Disclosure are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include risks and uncertainties, including but not limited to the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and/or output dates in the year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained in this Report.

Results of Operations
---------------------

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales, and the percentage change in the dollar amount of such data compared to the prior year:



                                                                                                 Percentage
                                                      Percentage of Net Sales                     Increase
                                                      Year Ended December 31,                    (Decrease)
                                                 -----------------------------------     ---------------------------
                                                                                               1997          1998
                                                                                               Over          Over
                                                  1996(1)     1997(2)        1998              1996          1997
                                                  -------     -------        ----              ----          ----
Net Sales:
     Product Sales                                   83.2%       77.1%       68.2%             48.4%       (20.8)%
     Services and support......................      16.8        22.9        31.8             117.5         24.7
                                                     ----        ----        ----             -----         ----
                                                    100.0       100.0       100.0              60.0        (10.4)
Cost of sales..................................      84.6        83.2        82.0              57.5        (11.8)
                                                     ----        ----        ----             -----         ----
Gross profit...................................      15.4        16.8        18.0              73.6         (3.5)
                                                     ----        ----        ----             -----         ----
Operating expenses:
     Selling expense:..........................       6.1         6.9         8.5              81.1         10.4
     General and administrative expenses.......       4.5         5.0         7.5              75.1         35.3
     Write-off of capitalized asset (3)........         -           -         1.4                 -          100
                                                     ----        ----        ----             -----         ----
                                                     10.6        11.9        17.4              78.6         31.7

Operating income...............................       4.8         4.9         0.6              62.5        (89.5)
Other income (expense), net....................       0.1         0.0         0.2            (52.7)        488.5
                                                     ----        ----        ----             -----         ----
Income before pro forma income taxes...........       4.9         4.9         0.8              60.0        (85.8)
Pro forma provision for income taxes (4).......       2.0         2.0         0.4              95.1        (83.8)
                                                     ----        ----        ----             -----         ----
Pro forma net income...........................       2.9%        2.9%        0.4%             42.1        (87.1)
                                                     ====        ====        ====             =====         ====
Gross profit (as a percentage of related net sales):
     Product sales.............................      11.3%       11.7%       11.5%             53.7%       (22.6)%
     Service and support.......................      35.9%       33.7%       32.2%            104.6%        18.9%


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

(2) On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.5 million, including acquisition costs. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(3) Reflects a one-time write-off of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof.

(4) Prior to March 19, 1996, the Company had elected to be treated as an S Corporation for federal and, in certain cases, state income tax purposes. Therefore, no provision for federal and a reduced provision for state income taxes was recorded prior to that date. See Note 10 of Notes to Consolidated Financial Statements. In the above table, for comparative purposes, pro forma income taxes have been provided as if the Company was a C Corporation for periods prior to March 19, 1996.


Comparison of Years Ended December 31, 1998 and 1997
----------------------------------------------------

     Net Sales. Net sales decreased by 10.4%, or $19.9 million, from $191.4 million in 1997 to $171.5 million in 1998. Product sales decreased by 20.8%, or $30.7 million, from $147.6 million in 1997 to $116.9 million in 1998. This decline in product sales was primarily attributable to increased competition, reduced unit volume and lower average selling prices. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices. Services and support revenue increased by 24.7%, or $10.8 million, from $43.8 million in 1997 to $54.6 million in 1998.

This increase was primarily attributable to increased demand for the Company's services and support offerings, particularly its network consulting services, and an increase in the number and size of customer projects. Notwithstanding the year-to-year increase in services and support revenue, the Company experienced a decline in such revenue in the fourth quarter of 1998 as compared to the fourth quarter of 1997. This decline was primarily attributable to decreased demand from certain customers. In response, the Company is emphasizing its higher margin, value-added services and support offerings, including, among other services, network integration, applications development and internet-related offerings. In 1998, sales to KPMG LLP accounted for approximately 15% of the Company's net sales. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

     Gross Profit. The Company's gross profit declined by 3.5%, or $1.1 million, from $32.1 million in 1997 to $31.0 million in 1998. The Company's overall gross profit margin increased from 16.8% of net sales in 1997 to 18.0% in 1998 primarily due to the improved sales mix resulting from higher services and support revenue. Gross profit margin attributable to product sales decreased from 11.7% in 1997 to 11.5% in 1998 due to downward pricing pressure on products. The Company is addressing this trend by increasing its emphasis on comprehensive, higher-margin solution-based offerings. Gross profit margin attributable to services and support revenue decreased from 33.7% of services and support revenue in 1997 to 32.2% in 1998. This decrease was attributable primarily to lower utilization of billable personnel, the effect of the MTA Contract, several long-term staffing contracts, which typically yield lower gross margins than projects, and services and support revenue increasing at a slower rate than related personnel and recruiting costs.

     Selling Expenses. Selling expenses increased by 10.4%, or $1.4 million, from $13.2 million in 1997 to $14.6 million in 1998, and from 6.9% of net sales in 1997 to 8.5% in 1998. The increase in selling expenses in absolute dollars was primarily attributable to increased sales salaries and other support costs and the increase in sales and marketing efforts associated with the Company's services and support offerings. The increase in selling expenses as a percentage of net sales was primarily due to the decrease in net sales in 1998.

     General and Administrative Expenses. General and administrative expenses increased by 35.3%, or $3.4 million, from $9.5 million in 1997 to $12.9 million in 1998, an increase from 5.0% to 7.5% of net sales, respectively. The increase in general and administrative expenses in absolute dollars and as a percentage of net sales was due primarily to personnel and related expenses, training costs, professional fees, depreciation and amortization charges, additional leased facilities and related costs, communication costs and insurance premiums. The increase in general and administrative expenses as a percentage of net sales was also due to the decrease in net sales in 1998.

     Write-off of Capitalized Software and Consulting Fees. In connection with the one-time write-off of capitalized software and consulting fees associated with the Company's termination of implementation of an integrated accounting software program, the Company recorded a charge of $2.5 million.

Comparison of Years Ended December 31, 1997 and 1996
----------------------------------------------------

     Net sales. Net Sales increased by 60.0%, or $71.8 million, from $119.6 million in 1996 to $191.4 million in 1997. Product sales increased by 48.4%, or $48.1 million, from $99.5 million in 1996 to $147.6 million in 1997. This increase was attributable primarily to increased demand from the Company's established customer base and to product sales resulting from the Company's August 1997 acquisition of certain assets and liabilities of Lande. Services and support revenue increased by 117.5%, or $23.7 million, from $20.1 million in 1996 to $43.8 million in 1997. This increase was attributable primarily to increased demand for the Company's services and support offerings, particularly its network consulting services, due to an increase in the number and size of customer projects. In 1997, sales to Nabisco and KPMG LLP, the Company's largest customers accounted for approximately 16% and 15% respectively of the Company's net sales. There can be no assurance that such customers will continue to place product orders with the Company or engage the Company to perform services and support at existing levels.

     Gross profit. The Company's gross profit increased by 73.6%, or $13.6 million, from $18.5 million in 1996 to $32.1 million in 1997. The Company's overall gross profit margin increased due to the improved sales mix resulting from higher services and support revenue. Total gross margins increased from 15.4% of net sales in 1996 to 16.8% in 1997 primarily due to increased manufacturer rebates and increased volume discounts earned resulting from the higher sales volume. Gross profit margin attributable to product sales increased from 11.3% in 1996 to 11.7% in 1997. However, the Company expects that downward pricing pressure on products will continue and there can be no assurance that the Company will be able to sustain its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased from 35.9% of services and support revenue in 1996 to 33.7% in 1997. The decrease in such gross profit margin was attributable primarily to the addition of several long-term staffing contracts, which typically yield lower gross margins than projects, and to the fact that services and support revenue increased at a slower rate than related personnel and recruiting costs, as the Company accelerated the hiring and training of technical personnel in anticipation of the increased demand for its services. The Company increased its staff of billable technical personnel from 242 at December 31, 1996 to 545 at December 31, 1997.

     Selling expenses. Selling expenses increased by 81.1%, or $5.9 million, from $7.3 million in 1996 to $13.2 million in 1997 and from 6.1% in 1996 to 6.9% in 1997 of net sales. The increase in selling expenses in absolute dollars was attributable primarily to increased salesperson commissions and other support costs due to the increase in net sales, the increase in sales and marketing efforts associated with the Company's services and support offerings and the costs associated with the Company's new services offerings. The increase as a percentage of net sales was due primarily to increased salesperson commission, additional support personnel and related personnel costs.

     General and administrative expenses. General and administrative expenses increased by 75.1% or $4.1 million, from $5.4 million in 1996 to $9.5 million in 1997, and increase from 4.5% to 5.0% of net sales, respectively. The increases in absolute dollar terms were primarily in personnel expenses, training costs, professional fees, accounts receivable allowances, depreciation charges and insurance premiums. The increase as a percentage of net sales was due primarily to the additional personnel costs and depreciation.

Pro Forma Adjustments for Income Taxes
--------------------------------------

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

Recently Issued Accounting Standards
------------------------------------

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The adoption of SFAS No. 131 did not have a material impact on the financial statements.

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

     Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its Common Stock referenced above. The Company's cash used in operations from the fiscal year ended December 31, 1997 was $11.9 million which consisted primarily of an increase in accounts receivable from increased sales. However, the Company's cash provided by operations for the fiscal year ended December 31, 1998 was $14.6 million. Accounts receivable decreased by $17.3 million during 1998, primarily attributable to the decrease in net sales and the timing of collection of accounts receivable. As measured in day sales outstanding, the Company's accounts receivable decreased from 80 days at December 31, 1997 to 78 days at December 31, 1998. During fiscal year 1998, accounts payable and accrued expenses decreased by $12.3 million due to timely payment of expenses.

     The net income for fiscal year 1998 of $711,000 includes non-cash charges of $5.1 million, consisting of depreciation and amortization expense of $2.6 million and the write-off of capitalized software and consulting fees of $2.5 million.

     The Company's working capital was $33.1 million and $35.4 million at December 31, 1997 and 1998, respectively.

     The Company invested $3.1 million, $3.8 million and $4.0 million in capital equipment and leasehold improvements in 1996, 1997 and 1998, respectively. The increase in 1998 primarily related to purchases and upgrades of computer equipment and software utilized in-house and consulting fees relating to implementation of the Company's MIS. Except for the purchase of Platinum SQL, there are no other material commitments for capital expenditures currently outstanding. The Company anticipates additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

     The Company repurchased 136,800 shares of its common stock during 1998 at an average per share cost of $4.87. The shares are held in treasury at cost. As of December 31, 1998, a total of 136,800 shares had been repurchased under the 225,000 share stock repurchase program announced in August 1998.

     As of December 31, 1998, a total of 80,888 shares of common stock had been sold to employees under the 500,000 share Employee Stock Purchase Plan approved by the Company's shareholders in May 1998. The Company has received an aggregate of $508,953 from such sales.

     Since December 1996, the Company expended approximately $450,000 for software, $2.1 million for consultant fees, and $571,000 for Company personnel in implementing a third party developed enterprise-wide data and information system (the "System"), as the foundation for the Company's MIS. The complexity of the project and the lack of trained and knowledgeable personnel conversant with the System resulted in significant project delays and increased costs. In addition, the Company experienced delays in financial reporting and processing of vendor invoices. During the third quarter of fiscal 1998, the Company determined that successful implementation of the System was uncertain and that an adequate alternative system should be installed. Accordingly, in October 1998, the Company terminated implementation of the System and purchased Platinum

SQL. It is presently anticipated that implementation of the Platinum SQL system will be completed by June 1999. The Company estimates the costs to purchase and install Platinum SQL (approximately $600,000) are substantially less than the costs to have completed implementation of the System. At the present time, there can be no assurance that the costs to complete implementation of Platinum SQL will not exceed the estimate or that the amount of any such excess will not be material.

     The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation. At December 31, 1998, there were outstanding balances of $6.7 million for Finova Capital Corporation and $668,000 for IBM Credit Corporation under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. In connection with the Loan and Security Agreement entered into on September 30, 1998 with First Union National Bank (the "Bank"), the Bank entered into an intercreditor agreement with respect to their relative interests in the aforementioned collateral.

     On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, the Company and the Bank executed a Loan and Security Agreement whereby the Bank extended the Company's credit facility for an additional year through September 30, 1999.

     The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 24 months.

     In 1997 and 1998, the Company was notified by the taxing authorities of several jurisdictions concerning the Company's failure to meet certain reporting and compliance requirements of such jurisdictions with respect to the Company's tax obligations. During 1998, the Company implemented aggressive actions to resolve any tax reporting and compliance delinquencies by properly reporting and paying its obligations. The Company has recorded an amount for any unpaid taxes, interest and/or penalties. The Company believes that the resolution of these matters will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

               SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The table on the following page presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters in the period ended December 31, 1998. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report on Form 10-K.












                      [This space left blank intentionally]



                                      ------------------------------------------------------------------------------
                                                                     Quarter Ended
                                      ------------------------------------------------------------------------------
Statement of Income Data:                                (in thousands, except per share data)
                                      Mar. 31,  June 30,   Sept. 30,  Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                        1997      1997      1997(1)    1997      1998      1998       1998    1998
                                      -------  ---------- ----------  -------   --------  --------  --------- ------
Net sales:
  Product sales....................    $38,768  $31,609   $34,590   $42,635   $31,297   $29,823   $30,388  $25,400
  Services and support.............      7,733   10,201    11,902    13,954    14,194    15,099    13,212   12,123
                                         -----   ------    ------    ------    ------    ------    ------   ------
                                        46,501   41,810    46,492    56,589    45,491    44,922    43,600   37,523
                                         -----   ------    ------    ------    ------    ------    ------   ------
Cost of sales:
  Product sales....................     34,493   28,003    30,477    37,341    27,377    26,300    26,669   23,176
  Services and support.............      5,028    6,736     7,962     9,287     9,395    10,424     8,661    8,578
                                         -----   ------    ------    ------    ------    ------    ------   ------
                                        39,521   34,739    38,439    46,628    36,772    36,724    35,330   31,754
                                         -----   ------    ------    ------    ------    ------    ------   ------
Gross profit:
  Product sales....................      4,275    3,606     4,113     5,294     3,920     3,523     3,719    2,224
  Services and support.............      2,705    3,465     3,940     4,667     4,799     4,675     4,551    3,545
                                         -----   ------    ------    ------    ------    ------    ------   ------
                                         6,980    7,071     8,053     9,961     8,719     8,198     8,270    5,769
                                         -----   ------    ------    ------    ------    ------    ------   ------
Operating expenses:
  Selling expenses.................      2,918    2,943     3,547     3,816     3,967     3,749     3,830    3,056
  General and administrative expenses    2,036    2,197     2,242     3,062     2,595     3,287     3,369    3,652
  Write-off of capitalized asset (2)       -        -         -         -         -         -       2,476      -
                                         -----   ------    ------    ------    ------    ------    ------   ------
                                         4,954    5,140     5,789     6,878     6,562     7,036     9,675    6,708
                                         -----   ------    ------    ------    ------    ------    ------   ------

Operating income (loss)............      2,026    1,931     2,264     3,083     2,157     1,162    (1,405)    (939)
Other income (expense), net........        (58)     (67)      140        46        73       129        81       76
Income (loss) before income taxes..      1,968    1,864     2,404     3,129     2,230     1,291    (1,324)    (863)
Provision (benefit) for income taxes.      807      764       986     1,287       914       529      (543)    (277)
                                         -----   ------    ------    ------    ------    ------    ------   ------
Net income.........................     $1,161   $1,100    $1,418    $1,842    $1,316      $762     $(781)   $(586)
                                         =====   ======    ======    ======    ======    ======    ======   ======
Net income (loss) per share (diluted)    $0.22    $0.20     $0.22     $0.29     $0.21     $0.12    $(0.12)  $(0.09)
                                         =====   ======    ======    ======    ======    ======    ======   ======
As a Percentage of Net Sales:
Net sales:
  Product sales....................       83.4%    75.6%     74.4%     75.3%     68.8%     66.4%     69.7%    67.7%
  Services and support.............       16.6%    24.4%     25.6%     24.7%     31.2%     33.6%     30.3%    32.3%
                                         -----   ------    ------    ------    ------    ------    ------   ------
                                         100.0%   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%   100.0%
Cost of sales......................       85.0%    83.1%     82.7%     82.4%     80.8%     81.8%     81.0%    84.6%
                                         -----   ------    ------    ------    ------    ------    ------   ------
Gross profit.......................       15.0%    16.9%     17.3%     17.6%     19.2%     18.2%     19.0%    15.4%
                                         -----   ------    ------    ------    ------    ------    ------   ------
Operating expenses:
  Selling expenses.................        6.3%     7.0%      7.7%      6.7%      8.7%      8.3%      8.8%     8.1%
  General and administrative expenses      4.4%     5.3%      4.8%      5.5%      5.7%      7.3%      7.7%     9.7%
  Write-off of capitalized asset (2)       -        -         -         -         -         -         5.7%     -
                                         -----   ------    ------    ------    ------    ------    ------   ------
                                          10.7%    12.3%     12.5%     12.2%     14.4%     15.7%     22.2%    17.9%
                                         -----   ------    ------    ------    ------    ------    ------   ------
Operating income (loss)............       4.3%     4.6%       4.8%      5.4%      4.7%      2.6%     (3.2)%   (2.5)%
Other income (expense), net........      (0.1)%   (0.2)%      0.3%      0.1%      0.2%      0.3%      0.2%     0.2%
                                         -----   ------    ------    ------    ------    ------    ------   ------
Income before income taxes.........       4.2%     4.4%       5.1%      5.5%      4.9%      2.9%     (3.0)%   (2.3)%
Provision for income taxes.........       1.7%     1.8%       2.1%      2.3%      2.0%      1.2%     (1.2)%   (0.7)%
                                         -----   ------    ------    ------    ------    ------    ------   ------
Net income.........................       2.5%     2.6%       3.0%      3.2%      2.9%      1.7%     (1.8)%   (1.6)%
                                         =====   ======    ======    ======    ======    ======    ======   ======
Gross profit (as a percentage of
related net sales):
  Product sales (3)................       11.0%    11.4%    11.9%     12.4%      12.5%     11.8%    12.2%     8.8%
  Services and support.............       35.0%    34.0%    33.1%     33.4%      33.8%     31.0%    34.4%    29.2%


(1) On August 1, 1997 the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.5 million, including acquisition costs. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(2) Reflects a one-time write-off of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof.

(3) Quarter ended December 31, 1998 reflects a year-end adjustment to reduce inventory by $450,000.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     Not applicable.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

    Reference is made to Item 14(a)(1) and (2) on page 35 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.

     Reference is made to Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition - Selected Unaudited Quarterly Results of Operations" on pages 31-32 for selected unaudited quarterly financial data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

        Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Company.
---------------------------------------------------------

         The information called for by this Item 10 relating to the Company's directors and executive officers, which will be included under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.


Item 11. Executive Compensation.
--------------------------------

         The information called for by this Item 11, which will be included under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The information called for by this Item 12, which will be included under the heading "Security Ownership of Certain Beneficial Owners and
Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

         The information called for by this Item 13, which will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

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

 (a)    (3)       Exhibits.

                  Reference is made to the Index to Exhibits on pages 36-38.

(b)               Reports on Form 8-K.

                  The Company filed no Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                  EXHIBIT INDEX

Exhibit           Description of
   No.            Exhibit
------            -----------

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

10.10*            Form of Invention Assignment and Confidentiality Agreement.

10.11* Agreement dated July 1, 1994 by and between the Company and MicroAge Computer Centers, Inc., as amended.

10.12* Reseller Agreement dated November 7, 1994 by and between the Company and Ingram Alliance Reseller Company, a division of Ingram Micro, Inc. as amended.

10.13* Agreement for Wholesale Financing dated May 20, 1988 by and between the Company and IBM Credit Corporation.

10.14+ Dealer Loan and Security Agreement by and between the Company and Finova Capital Corporation dated December 20, 1996.

10.15* Agreement by Stan Gang dated February 19, 1996 to indemnify the Company for certain losses.

10.16| Asset Purchase Agreement dated July 18, 1996 by and between Stan Gang and Lior, Inc.

10.17| Assignment of Asset Purchase Agreement dated July 24, 1996 by and between Stan Gang and the Company.

10.18** Loan and Security Agreement dated June 30, 1997 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.19** Asset Purchase Agreement dated August 1, 1997 by and between the Company and The Lande Group, Inc.

10.20## Assignment of lease dated August 1, 1997 by and between The Lande Group, Inc., 460 West 34th
                  Street Associates, and the Company of a lease dated December 23, 1996 by and between 460 West 34th Street Associates and The Lande Group, Inc.

10.21## Form of Indemnification Agreement entered into by past and present Directors and Officers.

10.22*** First Amendment to and Reaffirmation of Loan Document dated September 30, 1998 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.23*** Revolving Note dated September 30, 1998 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.24****         Sublease, American International Recovery, Inc. to AlphaNet
                  Solutions, Inc.

10.25*****        Employee Stock Purchase Plan.

21+               Subsidiaries of the Company.

23                Consent of PricewaterhouseCoopers LLP.

27                Financial Data Schedule.

---------

* Incorporated by reference to the Company's Registration Statement of Form S-1 (Registration Statement No. 33-97922) declared effective on March 20, 1996.

** Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997.

*** Incorporated by reference to the Company's Amended Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 25, 1998.

**** Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998, filed with the Commission on August 14 , 1998.

***** Incorporated by reference to the Company's Registration Statement on Form S-8 dated June 29, 1998.

| Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on August 5, 1996.

# A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         All other exhibits are filed herewith.

+ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996 filed with the Commission on March 27, 1997.

                            ALPHANET SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page

Report of Independent Accountants......................................................................   F-2

Consolidated balance sheets as of December 31, 1997 and 1998...........................................   F-3

Consolidated statements of income for the years ended December 31, 1996, 1997, and 1998 ...............   F-4

Consolidated statements of changes in shareholders' equity for the years ended December 31, 1996,
1997 and 1998..........................................................................................   F-5

Consolidated statements of cash flows for the years ended December 31, 1996, 1997 and 1998 ............   F-6

Notes to consolidated financial statements.............................................................   F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AlphaNet Solutions, Inc.:


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of AlphaNet Solutions, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ

March 30, 1999



                            ALPHANET SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       December 31,
                                                                                  -----------------------
                                                                                    1997           1998
                                                                                    ----           ----
                                 ASSETS

Current assets:
     Cash and cash equivalents...........................................        $ 2,689        $13,377
     Accounts receivable, net............................................         50,388         33,057
     Inventories.........................................................          4,941          3,505
     Deferred income tax asset...........................................          1,651          1,761
     Prepaid expenses and other current assets...........................          3,598          2,309
                                                                                  ------         ------
          Total current assets...........................................         63,267         54,009

Property and equipment, net..............................................          6,386          5,491
Other assets ............................................................          2,888          2,394
                                                                                  ------         ------
          Total assets...................................................        $72,541        $61,894
                                                                                  ======         ======
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations........................          $  44          $  17
     Accounts payable....................................................         17,921         11,072
     Accrued expenses....................................................         12,179          6,730
     Billings in excess of costs.........................................            -              815
                                                                                  ------         ------
          Total current liabilities......................................         30,144         18,634

Advance from principal shareholder.......................................            675            675
Capital lease obligations................................................            -               49
                                                                                  ------         ------
          Total liabilities..............................................         30,819         19,358
                                                                                  ------         ------
Commitments and contingencies (Note 8)...................................
Shareholders' equity:
     Preferred stock -- $0.01 par value; authorized 3,000,000 shares,
        none issued......................................................            -               -
     Common stock-- $0.01 par value; authorized 15,000,000 shares,
        6,257,610 and 6,366,228 shares issued and outstanding in 1997
        and 1998, respectively...........................................             63             63
     Additional paid-in capital..........................................         33,172         33,942
     Retained earnings...................................................          8,487          9,198
     Treasury stock-- at cost; 136,800 shares in 1998....................            -             (667)
                                                                                  ------         ------
          Total shareholders' equity.....................................         41,722         42,536
                                                                                  ------         ------
          Total liabilities and shareholders' equity.....................        $72,541        $61,894
                                                                                  ======         ======


          See accompanying notes to consolidated financial statements.



                            ALPHANET SOLUTIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                            Year Ended December 31,
                                                                      -------------------------------------
                                                                       1996            1997          1998
                                                                       ----            ----          ----
Net sales:
     Product sales...........................................      $ 99,468        $147,602      $116,908
     Services and support....................................        20,137          43,790        54,628
                                                                    -------         -------       -------
                                                                    119,605         191,392       171,536
                                                                    -------         -------       -------
Cost of sales:
     Product sales...........................................        88,218         130,314       103,522
     Services and support....................................        12,915          29,013        37,058
                                                                    -------         -------       -------
                                                                    101,133         159,327       140,580
                                                                    -------         -------       -------

Gross profit.................................................        18,472          32,065        30,956
                                                                    -------         -------       -------
Operating expenses:
     Selling expenses........................................         7,301          13,224        14,602
     General and administrative expenses.....................         5,446           9,537        12,903
     Write-off of capitalized asset..........................           -               -           2,476
                                                                    -------         -------       -------
                                                                     12,747          22,761        29,981
                                                                    -------         -------       -------
Operating income.............................................         5,725           9,304           975
                                                                    -------         -------       -------
Other income (expense):
     Interest income.........................................           217             219           436
     Interest expense........................................          (106)           (158)          (77)
                                                                    -------         -------       -------
     Gain on sale of marketable securities...................            18             -              -
                                                                    -------         -------       -------
                                                                        129              61           359
                                                                    -------         -------       -------
Income before income taxes...................................         5,854           9,365         1,334
Provision for income taxes...................................         1,970           3,844           623
                                                                    -------         -------       -------
Net income...................................................        $3,884          $5,521         $ 711
                                                                    =======         =======       =======
Earnings per share - Basic...................................         $0.83           $0.97         $0.11
                                                                    =======         =======       =======
Weighted average shares outstanding..........................         4,690           5,719         6,272
                                                                    =======         =======       =======
Earnings per share -Diluted..................................         $0.82           $0.93         $0.11
                                                                    =======         =======       =======
Weighted average shares and share equivalents outstanding....         4,737           5,905         6,331
                                                                    =======         =======       =======




          See accompanying notes to consolidated financial statements.



                            ALPHANET SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                     Common        Common     Treasury     Treasury     Paid-In     Retained
                                     Shares         Stock      Shares        Stock      Capital     Earnings       Total
                                   ----------  ------------ ----------- ------------ ------------ ------------ -----------
  Balance at January 1, 1996......    3,400          $ 34          -          $ -       $   156      $ 6,384     $ 6,574
       Sales of common stock......    1,700            17          -            -        15,722           -       15,739
       Exercise of stock options..        3            -           -            -            26           -           26
       Distributions to S
  Corporation shareholders........       -             -           -            -            -        (7,302)     (7,302)
       Net income.................       -             -           -            -            -         3,884       3,884
                                      ----          ----         ---          ---        -----         -----       -----

  Balance at December 31, 1996....    5,103            51          -            -        15,904        2,966      18,921

       Sales of common stock......    1,150            12          -            -        17,200           -       17,212
       Exercise of stock options..        4            -           -            -            68           -           68
       Net income.................       -             -           -            -            -         5,521       5,521
                                      ----          ----         ---          ---        -----         -----       -----
  Balance at December 31, 1997....    6,257            63          -            -        33,172        8,487      41,722

       Exercise of stock options..       28            -           -            -           261           -          261
       Employee stock purchases...       81            -           -            -           509           -          509
       Purchase of treasury stock.       -             -         (137)        (667)          -            -         (667)
       Net income.................       -             -           -            -            -           711         711
                                      -----         -----        ----         ----       ------        -----      ------
  Balance at December 31, 1998....    6,366          $ 63        (137)       ($667)    $ 33,942      $ 9,198     $42,536
                                      =====         =====        ====         ====       ======        =====      ======



          See accompanying notes to consolidated financial statements.



                            ALPHANET SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Year Ended December 31,
                                                                                ---------------------------------
                                                                                  1996        1997        1998
                                                                                  ----        ----        ----
Cash flows from operating activities:
   Net income.............................................................     $ 3,884      $ 5,521       $ 711
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization........................................         651        1,671       2,662
     Deferred income taxes................................................        (445)      (1,206)       (110)
     Gain on sale of marketable securities................................         (18)          -           -
     Write-off of capitalized asset.......................................          -            -        2,476
     Increase (decrease) from changes in:
        Accounts receivable...............................................     (15,963)     (17,978)     17,331
        Inventories.......................................................      (3,863)          35       1,436
        Prepaid expenses and other current assets.........................      (1,288)      (1,652)      1,289
        Other assets......................................................        (255)         302         324
        Accounts payable..................................................      10,647       (4,392)     (6,849)
        Accrued expenses..................................................       2,030        5,820      (5,449)
        Billing in excess of costs........................................          -            -          815
                                                                                -------     --------     ------
     Net cash provided by (used in) operating activities..................      (4,620)     (11,879)     14,636
                                                                                -------     --------     ------

Cash flows from investing activities:
   Proceeds from sale of marketable securities............................          26           -           -
   Property and equipment expenditures....................................      (3,087)      (3,842)     (3,999)
   Acquisition of businesses..............................................      (1,060)        (380)         -
   Receipt of loan repayments.............................................         413           -           -
                                                                                -------     --------     ------
     Net cash used in investing activities................................      (3,708)      (4,222)     (3,999)
                                                                                -------     --------     ------
Cash flows from financing activities:
   Repayment of long-term debt............................................        (736)          -           -
   Repayment of capital lease obligations.................................         (86)        (100)        (52)
   Advance from principal shareholder.....................................         675           -           -
   Distributions paid to S Corporation shareholders.......................      (7,302)          -           -
   Net proceeds from sales of common stock................................      16,138       17,212         509
   Exercise of stock options..............................................          26           68         261
   Purchase of treasury stock.............................................          -            -         (667)
                                                                                -------     --------     ------
     Net cash provided by financing activities............................       8,715       17,180          51
                                                                                -------     --------     ------
Net increase in cash and cash equivalents.................................         387        1,079      10,688
Cash and cash equivalents, beginning of period............................       1,223        1,610       2,689
                                                                                -------     --------     ------
Cash and cash equivalents, end of period..................................     $ 1,610      $ 2,689     $13,377
                                                                                =======     ========     ======


          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:
----------------------------------------------

   Nature of Business:
   -------------------

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


   Basis of Consolidation:
   -----------------------

     The consolidated financial statements include the accounts of AlphaNet Solutions, Inc. and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents:
   --------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

   Inventories:
   ------------

     Inventories, consisting entirely of goods for resale, are stated at the lower of cost or market with cost determined on the weighted average method.

   Property and Equipment:
   -----------------------

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

     Costs of computer software developed or obtained for internal use and costs associated with technology under development are capitalized and amortized over the estimated useful lives of the assets, generally three-to-five years. Capitalization of costs begins when conceptual and design activities have been completed, and when management has authorized and committed to fund a project. Costs capitalized include external direct costs of materials and services. Costs associated with training and general and administrative activities are expensed as incurred.

   Recoverability of Long-Lived Assets:
   ------------------------------------

     The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.

   Stock-Based Compensation:
   -------------------------

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

   Leases:
   -------

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

   Revenue Recognition:
   --------------------

     The Company recognizes sales of products when the products are shipped and services and support revenue is recognized when the applicable services are rendered. The Company recognizes revenue on service contracts on a prorated basis over the life of the contracts. Revenues under the MTA Contract are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Currently, total contract costs are estimated to be equal to the total contract revenue. Prepaid fees related to the Company's training programs are deferred and amortized to income over the duration of the applicable training program. Deferred revenue is included in accrued expenses and represents the unearned portion of each service contract and the unamortized balance of prepaid training fees received as of the balance sheet date.

   Income Taxes:
   -------------

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

   Retirement Plan:
   ----------------

     The Company adopted a 401(k) retirement plan in 1991. Employees of the Company who have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 15% of their gross salary to the plan. The Company may make discretionary matching cash contributions up to 2% of the salary of the participating individual employee. Participants vest in the Company's contributions to the plan over a six-year period based upon years of service. Participants are fully vested at all times in their employee contributions to the plan. The Company incurred $117,000, $277,000 and $446,000 of expenses related to this plan in 1996, 1997 and 1998, respectively.

   Financial Instruments:
   ----------------------

     Fair Value of Financial Instruments - The carrying value of significant financial instruments approximates fair value. The Company's financial instruments are cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses. The Company does not have any off-balance sheet financial instruments or derivatives.

   Net Income per Share:
   ---------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. In February 1998, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 98 ("SAB 98") revising previously issued statements to become consistent with SFAS No. 128 (Earnings per Share) and No. 130 (Reporting Comprehensive Income). SAB 98 requires the Company to revise its EPS computations to present historical EPS including pre-IPO periods. The computations set forth in Note 11 incorporate SAB 98.

2. Business Combinations
------------------------

     On July 24, 1996, the Company acquired certain assets of Lior, Inc. ("Lior"), a Pinacor affiliate located in Paramus, New Jersey, in a business combination accounted for under the purchase method, for $1,060,000 including acquisition costs, financed through the proceeds raised in its initial public offering. Intangible assets of $1,060,000 which are included in other assets, are being amortized on the straight-line method over periods not exceeding fifteen years.

     On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of The Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services located in New York City. The Company purchased, among other assets, the entire customer list, accounts receivable and inventory of Lande for a purchase price of $850,000, of which $750,000 was paid at closing. An additional $100,000 was paid to Lande in two installments in August 1998 and February 1999. The Company also assumed certain liabilities, including certain trade debt, which was paid by the Company at closing, accounts payable and accrued expenses, and obligations under a lease which expires in April 2008, for New York City office space which will serve as the Company's New York headquarters. Intangible assets of approximately $1.5 million, which are included in other assets, are being amortized on the straight-line method over periods not exceeding fifteen years. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow.

     Amortization of intangible assets for the years ended December 31, 1996, 1997, and 1998 was $42,000, $101,000 and $170,000, respectively. The operations related to the acquired assets of Lior and Lande are included in the accompanying consolidated financial statements subsequent to their respective dates of acquisition.

3. Accounts Receivable, net
---------------------------


     Accounts receivable, net consists of the following:

                                                                                            -----------------------
                                                                                                December 31,
                                                                                               (in thousands)
                                                                                            -----------------------

                                                                                              1997           1998
                                                                                              ----           ----
     Accounts receivable..........................................................         $51,643        $34,357
     Less: Allowance for doubtful accounts........................................           1,255          1,300
                                                                                             -----          -----
                                                                                           $50,388        $33,057
                                                                                            ======          =====

4. Property and Equipment, net
------------------------------

     Property and equipment, net consists of the following:

                                                                                            -----------------------
                                                                                                December 31,
                                                                                               (in thousands)
                                                                                            -----------------------
                                                                                              1997           1998
                                                                                              ----           ----
     Furniture, fixtures and equipment............................................          $5,665         $9,035
     Transportation equipment.....................................................             109            157
     Leasehold improvements.......................................................             632            912
     Construction in progress.....................................................           2,564            397
                                                                                             -----          -----
                                                                                             8,970         10,501
     Less-- Accumulated depreciation and amortization.............................           2,584          5,010
                                                                                             -----          -----
                                                                                            $6,386         $5,491
                                                                                            ======          =====

     Depreciation expense and amortization of leasehold improvements for the years ended December 31, 1996, 1997 and 1998 were $609,000, $1,570,000 and
$2,492,000, respectively.

5. Accrued Expenses
-------------------

     Accrued expenses consist of the following:

                                                                                             ----------------------
                                                                                                 December 31,
                                                                                                (in thousands)
                                                                                             ----------------------
                                                                                              1997           1998
                                                                                              ----           ----
     Wages and benefits payable....................................................         $4,063         $1,880
     Deferred revenue..............................................................          2,031          1,888
     Sales taxes...................................................................          1,425            986
     Licensing fees payable........................................................            483            342
     Sales commissions.............................................................          1,152            618
     Income taxes payable..........................................................          1,498            -
     Other.........................................................................          1,527          1,016
                                                                                             -----          -----
                                                                                           $12,179         $6,730
                                                                                            ======          =====

6. Debt and Capital Lease Obligations
-------------------------------------

   Notes Payable -- Bank:
   ----------------------

     On June 30, 1997, the Company and First Union National Bank ("Bank") executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility matured on June 30, 1998 and was subsequently extended through September 30, 1999. The Loan and Security Agreement includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the current facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. As of December 31, 1998, the Company had no outstanding balance under such credit facility.

   Capital Lease Obligations:
   --------------------------

     During 1998, the Company assumed the telephone lease obligation of the Lande Group, Inc. from Dana Commercial Credit Corp. At December 31, 1998, this capital lease obligation totaled $66,000. Depreciation expense related to this asset for the year ended December 31, 1998 was $8,200.

7. Stock Ownership and Compensation Plans
-----------------------------------------

     At December 31, 1998, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 1996, 1997 and 1998, no compensation cost has been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:


                                                                         1996               1997               1998
                                                                         ----               ----               ----
                                                                       (in thousands, except per share amounts)
Net income
     As reported............................................           $3,884             $5,521               $711
     As adjusted for FAS 123 method.........................            3,414              4,843                223
Earnings per share - diluted
     As reported............................................             0.82               0.93               0.11
     As adjusted for FAS 123 method.........................             0.72               0.82               0.04


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996, 1997 and 1998: dividend yield of 0%; expected volatility of approximately 67%; risk free interest rates of approximately 6%; and an expected holding period of six years.

   1995 Stock Plan:
   ----------------

     On August 25, 1995, the Company's 1995 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 747,100 shares are reserved for issuance upon exercise of options granted or to be granted under the Plan. The options, which expire ten years after the date of grant, become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee remains an employee at the time of vesting of the installments.

   1995 Non-Employee Director Stock Option Plan:
   ---------------------------------------------

     In 1995, the Board of Directors adopted and the Company's shareholders approved the Company's 1995 Non-Employee Director Stock Option Plan, which provides for the grant of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee Directors of the Company. Each person who is or who becomes a Director of the Company after the effective date of the Company's initial public offering and who is not also an employee or officer of the Company shall be granted, on the effective date or the date on which he or she becomes a Director, whichever is later, an option to purchase 20,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. The options, which expire ten years after the date of grant, become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee then remains a Director at the time of vesting of the installments.

     A summary of the stock options granted under the Plan and 1995 Non-Employee Director Stock Plan as of and for the year ended December 31, 1996, 1997 and 1998 is presented below:


                                                                   Year Ended December 31,

                                                    1996                      1997                    1998
                                            -----------------------    --------------------    ---------------------
                                                          Weighted                Weighted                Weighted
                                                           Average                Average                 Average
                                               Shares     Exercise       Shares   Exercise       Shares   Exercise
                                                (000)       Price        (000)     Price         (000)      Price
Outstanding at beginning of year..........       260        $9.00           539    $ 9.44           670     $10.58
Granted...................................       290         9.82           203     14.05            63       6.72
Exercised.................................        (3)        9.00            (5)     9.00           (28)      9.32
Forfeited.................................        (8)        9.00           (67)    11.90          (163)      4.27
                                                 ---                        ---                     ---
Outstanding at end of year................       539         9.44           670     10.58           542       5.15
                                                 ===                        ===                     ===
Options exercisable at end of year........        47         9.00           143      9.36           213       5.04





                                       Options Outstanding                                Options Exercisable
                      -------------------------------------------------------      -----------------------------------

         Range of         Number              Average              Weighted              Number       Weighted Average
         Exercise     Outstanding at         Remaining              Average            Exercisable     Aveerage
          Prices        at 12/31/98       Contractual Life       Exercise Price         at 12/31/98     Exercise Price
          ------        -----------       ----------------       --------------         -----------     --------------
          $ 4.27       471,160                  7.59                $ 4.27              189,420             $  4.27
           11.38        28,000                  5.35                 11.38               16,000               11.38
           10.50        20,000                  7.22                 10.50                8,000               10.50
           12.00        20,000                  9.41                 12.00                  -                  -
            4.00         2,500                  9.78                  4.00                  -                  -
            4.27       -------                                                         -------
                       541,660                                                         213,420
                       =======                                                         =======


     The weighted-average fair value of options granted during 1996, 1997 and 1998 was $6.56, $9.35 and $4.26, respectively. Effective December 15, 1998, all stock options were repriced to $4.27 per share, except stock options issued pursuant to the 1995 Non-Employee Director Stock Option Plan and 2,500 shares previously issued at $4.00.

8. Commitments and Contingencies
--------------------------------

     The Company occupies eight facilities under operating leases which expire at various dates through April 2008 and call for annual base rentals plus real estate taxes. The future minimum payments under non-cancelable leases as of December 31, 1998 are as follows:


                                                                                                              Net
                                                                    Lease             Sublease              Lease
                                                                 Obligations          Rentals            Obligations
                                                                                  (in thousands)
                                                              -------------------------------------------------------
1999.........................................................         $1,212               $268               $944
2000.........................................................          1,172                275                897
2001.........................................................          1,146                247                899
2002.........................................................            979                215                764
2003.........................................................            616                174                442
Thereafter...................................................          1,267                348                919
                                                                      ------             ------             ------
                                                                      $6,392             $1,527             $4,865
                                                                      ======             ======             ======

     Rent expense, including real estate taxes, for the years ended December 31, 1996, 1997 and 1998 was $688,000, $922,000, and $1,177,000 respectively.

     The Company has obtained financing terms from IBM Credit Corporation and Finova Capital Corporation for the purchase of inventory. In exchange for these terms, and subject to the intercreditor agreements with First Union National Bank, the payables are collateralized by substantially all the assets of the Company. The balances included in accounts payable at December 31, 1996, 1997 and 1998 were $13,085,000, $15,981,000 and $7,407,000, respectively.

     On February 13, 1996, the Company, as plaintiff, filed a complaint against two former employees of the Company and their current employer (together, the "Defendants"). Such complaint alleges theft of services, theft of the Company's property, theft of corporate opportunity and unauthorized use of Company credit cards by the Defendants. The Company is seeking restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Defendants have asserted certain counterclaims against the Company and certain of its directors, with respect to which the Company and such directors believe they have meritorious defenses. The Company intends to vigorously pursue all available remedies against the Defendants. The parties consented to the suspension of discovery pending mediation of all claims. Therefore, the Company currently is unable to evaluate the likelihood of a favorable outcome for the Company. The Company believes that some or all of its damages in connection with the litigation may be covered by insurance. In any event, Stan Gang, the Company's founder, Chairman of the Board, President and Chief Executive Officer and principal shareholder, has agreed to indemnify the Company for any and all losses which the Company may sustain, up to $1,000,000 arising from or relating to the alleged wrongful conduct of the Defendants. In connection therewith, Mr. Gang has paid $675,000 of his personal funds to the Company, which is classified as an advance from the principal shareholder. Pursuant to the terms of the agreement between the Company and Mr. Gang, the Company shall reimburse Mr. Gang in the event and to the extent that the Company is awarded and collects damages from the Defendants, receives sums as a result of a settlement between the Company and the Defendants, or receives proceeds under an insurance policy. Management is of the opinion that the ultimate disposition of this matter will not have a material adverse effect on the results of operations or financial position of the Company.

     On June 30, 1998, Bruce Flitcroft ("Flitcroft"), the Company's former Corporate Vice President, Technology Services, filed suit in the Superior Court of New Jersey, Morris County, against the Company and its Chairman of the Board, President and CEO, alleging, among other things, breach by the Company of Flitcroft's employment agreement and failure to pay an alleged bonus arising from the Company's 1990 acquisition of Datar IDS Corp. and/or pay pursuant to an alleged oral promise, an alleged one-million dollar severance payment in lieu of such bonus. The Company believes Flitcroft's claims are without merit and intends to fully and vigorously defend while pursuing all available remedies. On July 16, 1998, without knowledge of the suit filed by Flitcroft, the Company filed suit against Flitcroft and Alliant Technologies, Inc. ("Alliant"), a company believed to be owned and/or operated by Flitcroft, alleging among other things, breach of contract and conspiracy to usurp corporate assets and opportunities. The Company seeks to enforce its employment agreement with Flitcroft, including enjoining (i) Flitcroft's employment with Alliant; (ii) Flitcroft's solicitation of Company employees; (iii) Flitcroft from disclosing Company confidential information; and (iv) Flitcroft from soliciting Company customers. The Court has directed arbitration of the claims in dispute in this matter, and such arbitration proceedings commenced as of March 1999. The Company has obtained insurance coverage for some of the claims in dispute. The Company's Board of Directors authorized the Company to defend the Chairman, President and CEO and approved his indemnification by the Company. Given the preliminary nature of this matter, the Company cannot determine at this time whether its resolution or the expenses likely to be incurred in this matter will have a material adverse impact on the Company's financial position, results of operation, or cash flow.

     To the Company's knowledge, there is no other material litigation pending to which the Company is a party or to which any of its property is subject.

9. Supplementary Cash Flow Information
--------------------------------------

     Following is a summary of supplementary cash flow information for the years ended December 31, 1996, 1997 and 1998:


                                                                                 Year Ended December 31,
                                                                                      (in thousands)
                                                                             ----------------------------------

                                                                                  1996        1997       1998
                                                                             ----------  ----------  ----------
     Interest paid....................................................            $ 97        $159         $ 77
     Income taxes paid................................................           1,977       3,917       2,678
     Non cash investing and financing activities:
        Equipment acquired under capital lease........................            -           -             74


10. Income Taxes
----------------

     The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of the assets and liabilities.

     The components of the provision for income taxes for 1996, 1997 and 1998 are as follows:


                                                                                       Year Ended December 31,
                                                                                           (in thousands)
                                                                             ---------------------------------------------

                                                                                   1996              1997           1998
                                                                             ------------    --------------  -------------
     Current:
          Federal........................................................        $1,733            $3,692           $547
          State and local................................................           682             1,358            186
                                                                                 ------            ------           ----
                                                                                  2,415             5,050            733
                                                                                 ------            ------           ----
     Deferred:
          Federal........................................................          (178)             (841)           (82)
          State and local................................................           (57)             (365)           (28)
          Benefit as a result of change in tax status....................          (210)              -              -
                                                                                 -------           ------           -----
                                                                                   (445)           (1,206)          (110)
                                                                                 ------            ------           -----
                                                                                 $1,970            $3,844           $623
                                                                                 ======            ======           =====

     Prior to March 19, 1996, the Company had elected under the Internal Revenue Code to be an S Corporation for federal income and, in certain cases, state income tax purposes.

     A reconciliation of the Federal statutory rate to the Company's effective tax rate for 1996, 1997 and 1998 is as follows:


                                                                                         Year Ended December 31,
                                                                                   ---------------------------------------

                                                                                         1996          1997         1998
                                                                                   ------------  ------------  -----------
     Taxes at statutory rate.................................................           34.0%        34.0%         34.0%
     State and local income taxes, net of federal tax benefit................            6.1%         6.7%          7.8%
     Income from S Corporation not subject to federal and state income
        taxes................................................................          (37.4%)       (7.2%)          -
     Other, net..............................................................            0.3%         0.2%          4.9%
                                                                                       ------        -----         -----
     Effective tax rate......................................................            3.0%        33.7%         46.7%
                                                                                       ======        =====         =====

     The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset at December 31, 1997 and 1998 are as follows:


                                                                                                         Year Ended
                                                                                                    December 31,

                                                                                                    1997            1998
                                                                                             -------------   -------------
Accounts receivable allowances............................................................          $515            $540
Inventory reserves........................................................................           259             428
Accrual for compensated absences..........................................................           478             520
Accumulated depreciation and amortization.................................................          (118)            (11)
Other accruals............................................................................           517             284
                                                                                                   -----           -----
                                                                                                  $1,651          $1,761
                                                                                                  ======          ======

11. Earnings Per Share
----------------------

     As described in Note 1 of Notes to Consolidated Financial Statements, the Company has adopted the provisions of SFAS No. 128 and SAB No. 98. In 1998, 68,000 potential common shares were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive. There were no anti-dilutive common stock equivalents in 1996 and 183,300 such equivalents in 1997. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share as required:


                                                                                     Year Ended December 31, 1996
                                                                                            (in thousands,
                                                                                       except per share amounts)
                                                                                -----------------------------------------
                                                                                                             Per Share
                                                                                                                 Amount
                                                                                     Income       Shares
                                                                                -------------   ----------   ------------
     Basic EPS:
     Net income applicable to common shares..................................        $3,884        4,690          $0.83
     Assuming Dilution:
        Stock Options........................................................           -             47
                                                                                     ------        -----
                                                                                     $3,884        4,737          $0.82
                                                                                     ======        =====



                                                                                     Year Ended December 31, 1997
                                                                                            (in thousands,
                                                                                       except per share amounts)
                                                                                -----------------------------------------
                                                                                                             Per Share
                                                                                                                 Amount
                                                                                     Income       Shares
                                                                                -------------   ----------   ------------
     Basic EPS:
     Net income applicable to common shares..................................        $5,521         5,719         $0.97
     Assuming Dilution:
        Stock Options........................................................           -            186
                                                                                     ------        -----
                                                                                     $5,521        5,905          $0.93
                                                                                     ======        =====

                                                                                     Year Ended December 31, 1998
                                                                                            (in thousands,
                                                                                       except per share amounts)
                                                                                -----------------------------------------
                                                                                                             Per Share
                                                                                                                 Amount
                                                                                     Income       Shares
                                                                                -------------   ----------   ------------
     Basic EPS:
     Net income applicable to common shares..................................          $711        6,272          $0.11
     Assuming Dilution:
        Stock Options........................................................           -            59
                                                                                     ------        -----
                                                                                       $711        6,331          $0.11
                                                                                     ======        =====


12. Employee Stock Purchase Plan
--------------------------------

      On December 31, 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan was approved by the Company's shareholders at its 1998 Annual Meeting. The Plan was adopted to provide a further incentive for employees to promote the best interests of the Company and to encourage stock ownership by employees in order to participate in the Company's potential economic progress. A total of 500,000 shares of common stock are authorized for issuance pursuant to the Plan.

     In general, the Plan provides for eligible employees to designate in advance of specified purchase periods (monthly) a percentage of compensation (up to 10%) to be withheld from their pay and applied toward the purchase of such number of whole shares of Common Stock as can be purchased at a price of 85% of the stock's trading price at the end of each such period. No employee can purchase more than $15,000 worth of stock annually, and no stock can be purchased by any person which would result in the purchaser owning five percent or more of the total combined voting power or value of all classes of stock of the Company.

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

      During 1998, employees purchased 80,888 shares under the Plan for an aggregate purchase price of $508,953.

13. Stock Repurchase Program
----------------------------

     The Company's Board of Directors approved a 225,000 share stock repurchase program in August 1998. As of December 31, 1998, a total of 136,800 shares at an average per-share cost of $4.87 have been repurchased. The Company has paid an aggregate of approximately $667,000 for such purchases.

14. Significant Customers and Vendors
-------------------------------------

         During 1998, KPMG LLP accounted for approximately 15% of the Company's net sales. During the fiscal year ended December 31, 1997, two customers, Nabisco and KPMG LLP, accounted for approximately 31% of the Company's net sales, 16% and 15%, respectively. During the fiscal year ended December 31, 1996, Nabisco accounted for approximately 17% of the Company's net sales.

         The Company purchases the majority of its products primarily from two aggregators of computer hardware, software and peripherals. Agreements with these aggregators provide for, among other things, certain discount pricing for meeting agreed-upon purchase levels and minimum purchase commitments.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                    ALPHANET SOLUTIONS, INC.




                                    By:  STAN GANG
                                    --------------------------------------------
                                         Stan Gang, Chairman of the Board,
                                         President and Chief Executive
                                         Officer (Principal Executive Officer)

                                         March 31, 1999


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


         Signature                          Title                                        Date
         ---------                          -----                                        ----


/s/Stan Gang                        Chairman of the Board, President and
-----------------------------       Chief Executive Officer (Principal                   March 31, 1999
Stan Gang                           Executive Officer)

/s/Robert G. Petoia                 Vice President and Chief Financial
-----------------------------       Officer (Principal Financial and                     March 31, 1999
Robert G. Petoia                    Accounting Officer)

/s/ Michael Gang                    Director
-----------------------------                                                            March 31, 1999
Michael Gang

/s/Michael R. Bruce                 Director
-----------------------------
    Michael R. Bruce                                                                     March 31, 1999

/s/Richard Miller                   Director
-----------------------------
    Richard Miller                                                                       March 31, 1999

/s/Susan Wolford                    Director
-----------------------------
    Susan Wolford                                                                        March 31, 1999
