Form 10-Q
period 1999-03-31
ALPHANET SOLUTIONS INC
filed 1999-05-13
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                         Commission file number 0-27042


                           AlphaNet Solutions, Inc. _
             (Exact Name of Registrant as Specified in Its Charter)

                New Jersey                              22-2554535
---------------------------------            -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Avenue, Cedar Knolls, New Jersey                   07927
--------------------------------------------                   -----
(Address of Principal Executive Offices)                     (Zip Code)

                                 (973) 267-0088
                         (Registrant's Telephone Number
                              Including Area Code)


       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:  X                                                       No: ___

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1999:

Class                                                 Number of Shares

Common Stock, $.01 par value                          6,251,414

                            ALPHANET SOLUTIONS, INC.

                            TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION...................................... 1

       Item 1.  Financial Statements........................................ 1

                 Consolidated Balance Sheets
                 as of December 31, 1998
                 and March 31, 1999 (unaudited)............................. 2

                 Consolidated Statement of Operations
                 for the Three Months Ended
                 March 31, 1998 (unaudited) and 1999 (unaudited)............ 3

                 Consolidated Statement of Changes in Shareholders' Equity
                 for the Three Months Ended
                 March 31, 1999 (unaudited) ................................ 4

                 Consolidated Statements of Cash Flows
                 for the Three Months Ended
                 March 31, 1998 (unaudited) and 1999 (unaudited)............ 5

                 Notes to Consolidated Financial Statements (unaudited)..... 6

       Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............. 8

                 Results of Operations......................................13

                 Liquidity and Capital Resources............................14

PART II.         OTHER INFORMATION..........................................15

       Item 6.  Exhibits and Reports on Form 8-K............................15

SIGNATURES..................................................................16

                                     PART I.

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements


                                                       ALPHANET SOLUTIONS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)


                                                                ASSETS

                                                                                   December 31, 1998        March 31, 1999
                                                                                                              (unaudited)
                                                                                   -----------------        ---------------
Current assets:
         Cash and cash  equivalents  . . . . . . . . . . . . . . . . .                   $  13,377              $ 15,079
         Accounts receivable, net  . . . . . . . . . . . . . . . . . .                      33,057                29,489
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                       3,505                 4,801
         Deferred income tax asset . . . . . . . . . . . . . . . . . .                       1,761                 1,761
         Prepaid expenses and other current assets . . . . . . . . . .                       2,309                   773
                                                                                          --------              --------

                    Total current assets . . . . . . . . . . . . . . .                      54,009                51,903

Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .                       5,491                 5,000
Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       2,394                 2,348
                                                                                          --------              --------
                    Total assets . . . . . . . . . . . . . . . . . . .                   $  61,894              $ 59,251
                                                                                          ========              ========


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of capital lease obligations . . . . . . . . . .                $      17              $     16
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .                   11,072                 9,819
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .                    6,730                 6,329
         Billings in excess of costs . . . . . . .  . . . . . . . . . . .                      815                   104
                                                                                          --------              --------

                    Total current liabilities . . . . . . . . . . . . . .                   18,634                16,268

Long term liabilities:
         Advance from principal shareholder . . . . . . . . . . . . . . .                      675                   675
         Capital lease obligations  . . . . . . . . . . . . . . . . . . .                       49                    46
                                                                                          --------              --------

                    Total Liabilities . . . . . . . . . . . . . . . . . .                   19,358                16,989
                                                                                          --------              --------
Shareholders' equity:
         Preferred stock -- $0.01 par value; authorized 3,000,000 shares,
         none issued  . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                    --
         Common stock -- $0.01 par value; authorized 15,000,000 shares,
         6,366,228 and 6,388,214 shares issued and outstanding at
         December 31, 1998 and March 31, 1999, respectively . . . . . . .                       63                    63
         Treasury Stock - at cost; 136,800 shares
         in 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . . .                     (667)                 (667)
         Additional paid-in capital . . . . . . . . . . . . . . . . . . .                   33,942                34,020
         Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .                    9,198                 8,846

                    Total shareholders' equity  . . . . . . . . . . . . .                   42,536                42,262
                                                                                          --------              --------
                     Total liabilities and shareholders' equity . . . . .                 $ 61,894              $ 59,251
                                                                                          ========              ========


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                          For the Three Months
                                                                             Ended March 31,
                                                                        -----------------------

                                                                          1998            1999
                                                                          ----            ----
Net sales:
           Product sales . . . . . . . . . . . . . . . . . . .         $31,297         $ 18,692
           Services and support  . . . . . . . . . . . . . . .          14,194           11,436
                                                                      --------         --------
                                                                        45,491           30,128
                                                                      --------         --------

Cost of sales:
           Product sales . . . . . . . . . . . . . . . . . . .          27,377           16,609
           Services and support  . . . . . . . . . . . . . . .           9,395            8,138
                                                                      --------         --------
                                                                        36,772           24,747
                                                                      --------         --------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .           8,719            5,381
                                                                      --------         --------

Operating expenses:
           Selling expenses  . . . . . . . . . . . . . . . . .           3,967            2,957
           General and administrative expenses . . . . . . . .           2,595            3,275
                                                                      --------         --------
                                                                         6,562            6,232
                                                                      --------         --------

Operating income . . . . . . . . . . . . . . . . . . . . . . .           2,157            (851)
                                                                      --------         --------

Other income (expense):
           Interest income . . . . . . . . . . . . . . . . . .              99              262
           Interest expense  . . . . . . . . . . . . . . . . .             (26)             (13)
                                                                      --------         --------
                                                                            73              249
                                                                      --------         --------

Income (loss) before income taxes  . . . . . . . . . . . . . .           2,230            (602)
Provision (benefit) for income taxes . . . . . . . . . . . . .             914            (250)
                                                                      --------         --------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .        $  1,316         $  (352)
                                                                      ========         ========

Earnings (loss) per share - Basic  . . . . . . . . . . . . . .        $   0.21        $  (0.06)
                                                                      ========        =========
Weighted average shares  . . . . . . . . . . . . . . . . . . .           6,261            6,236
                                                                      ========        =========

Earnings (loss) per share - Diluted. . . . . . . . . . . . . .        $   0.21        $  (0.06)
                                                                      ========        =========
Weighted average shares and share equivalents outstanding. . .           6,397            6,236
                                                                      ========        =========




          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                                                       Additional
                                 Common       Common       Treasury       Treasury       Paid-In         Retained
                                 Shares        Stock        Shares          Stock        Capital         Earnings         Total
                                 ------        -----        ------          -----        -------         --------         -----
Balance at January 1, 1999        6,366        $  63         (137)        $ (667)       $ 33,942          $9,198       $ 42,536

Exercise of stock options             4           --           --             --              15              --             15

Employee stock purchases             18           --           --             --              63              --             63

Net income (loss)                    --           --           --             --              --            (352)          (352)
                               --------        -----         -----         ------       --------          -------      ---------

Balance at March 31, 1999         6,388        $  63         (137)         $(667)       $ 34,020          $8,846       $ 42,262
                               ========        =====         =====         ======       ========          =======      =========





          See accompanying notes to consolidated financial statements.



                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                              --------------------------

                                                                                                 1998                1999
                                                                                                 ----                ----
Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  1,316               $ (352)
     Adjustments to reconcile  net  income  to net cash  provided  by operating activities:
           Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .              594                  663
           Increase (decrease) from changes in:
                 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .            5,605                3,568
                 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (649)              (1,296)
                 Prepaid expenses and other current assets . . . . . . . . . . . . .            1,135                1,536
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .               73                    2
                 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .           (1,298)              (1,253)
                 Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .             (790)                (401)
                 Billings in excess of costs   . . . . . . . . . . . . . . . . . . .               --                 (711)
                                                                                             --------            ---------
           Net cash provided by operating activities . . . . . . . . . . . . . . . .            5,986                1,756

Cash flows from investing activities:
     Property and equipment expenditures . . . . . . . . . . . . . . . . . . . . . .           (1,450)                (128)
                                                                                             --------            ---------
           Net cash used in investing activities . . . . . . . . . . . . . . . . . .           (1,450)                (128)
                                                                                             --------            ---------
Cash flows from financing activities:
     Net proceeds from sales of common stock   . . . . . . . . . . . . . . . . . . .               --                   63
     Exercises of stock options  . . . . . . . . . . . . . . . . . . . . . . . . . .              105                   15
     Repayment of capital lease obligations  . . . . . . . . . . . . . . . . . . . .              (19)                  (4)
                                                                                             --------            ---------
     Net cash provided by financing activities . . . . . . . . . . . . . . . . . . .               86                   74
                                                                                             --------            ---------
Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .            4,622                1,702
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . .            2,689               13,377
                                                                                             --------            ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . .         $  7,311            $  15,079
                                                                                             ========            =========


          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)


Note 1 - Basis of Presentation:

       The  information  presented  for  March 31,  1998 and  1999,  and for the three-month periods then ended, is unaudited, but, in the opinion of the management of AlphaNet Solutions, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

       Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

Note 2 - Net Income Per Share:

       In  February  1997,  the  Financial  Accounting  Standards  Board  issued
Statement No. 128 "Earnings per Share" (SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the potential exercise of stock options. In February 1998, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 98 ("SAB 98") revising previously issued statements to become consistent with SFAS No. 128 and No. 130. SAB 98 requires the Company to revise its EPS computations to present historical EPS including pre-IPO periods. The computations for earnings per share contained in this report incorporate SAB 98.

       Net income per share is computed using the weighted average shares and share equivalents outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, stock options issued by the Company during the twelve months immediately preceding the Company's initial public offering have been included in the weighted average shares or equivalents used in computing net income per share.


                        COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                          --------------------

                                                                                         1998               1999
                                                                                         ----               ----
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,316             $  (352)
                                                                                      =======             ========
Weighted average shares and share equivalents outstanding:
     Common shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,269               6,236
     Stock Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      128                  --
                                                                                           --                  --
                                                                                        6,397               6,236
                                                                                      =======             ========
Net income (loss) per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  0.21             $ (0.06)
                                                                                      =======             ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a single-source provider of information technology ("IT") products, services and support to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, most of the Company's net sales have been derived from IT product sales. In the first quarter of 1999, net product sales were 62.0% and services and support revenue was 38.0% of the Company's net sales.

      The Company has entered into distribution agreements with Ingram and Pinacor, two of the nation's largest aggregators, to acquire most of its IT product for resale. The Company's relationship with Pinacor commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The distribution agreements with Ingram and Pinacor give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the three months ended March 31, 1999, the Company acquired approximately 61% and 22% of its products for resale from Ingram and Pinacor, respectively.

      Except for the $20.4 million contract with the MTA-New York City Transit Authority ("MTA") entered into in December 1997 (see below), in general, there are no ongoing written commitments by customers to purchase products from the Company, and all product sales are made on a purchase order basis. Furthermore, as the market for IT products has matured, price competition has intensified and is likely to continue to intensify. The Company's gross profits, margins and results of operations could be adversely affected by such continued product pricing pressure, a significant reduction in product purchase orders from the Company's customers or a disruption in the Company's sources of product supply.

      The Company offers network consulting, workstation support, applications development, communications installation, education, help desk, remote network management, IT staffing and internet-related services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are billed on a time and materials basis. The Company's education and IT staffing services are fee-based on a per-course and per-placement basis, respectively. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's services business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such services personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers, which has adversely affected the Company's billing margins.

      The Company implemented a reduction-in-force in June 1998 due to lower-than-expected demand for the Company's services from certain clients. In addition, in January 1999, the Company implemented a second reduction, eliminating 42 positions consisting principally of persons supporting product sales.

      The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Except for products in transit or products awaiting configuration at the Company facility, the Company generally does not maintain large inventory balances. In 1998 the Company's primary vendors announced or instituted changes in their price protection and inventory management programs as a direct result of changes in such policies by manufacturers. Specifically, they announced that they will (i) limit price protection to that provided by the manufacturer, generally less than 30 days, rather than the unlimited protection previously available; and (ii) restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased, during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions. At the present time, the Company does not believe these changes in the vendor policies will have a material impact on its business. Other than changes in such price protection and return policies, the Company is unaware that any of its suppliers or manufacturers has changed or intends to further change these programs. There can be no assurances that any such rebates, discounts or incentives will continue at historical levels, if at all. Further adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

      The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its clients' IT product requirements and its long-term relationships with large clients, positions the Company to continue to grow the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that the product sales will continue to generate a significant percentage of the Company's gross profit. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

      The Company's net sales, gross profit, operating income and net income have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; and industry and general economic conditions. Operating results have been and may in the future be affected by the cost, timing and other effects of acquisitions, including the mix of product and service revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

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

      The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date has required greater than estimated labor and other costs to complete. Such increased labor and other costs may also be incurred at other sites. The Company has formally requested the MTA for an equitable adjustment in the contract amount and terms. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. There can be no assurance that the Company can complete the contract without incurring a loss. Currently, the Company is recording revenues under the MTA Contract equal to costs incurred. However, if the Company is unsuccessful in obtaining equitable adjustments, realizing increased performance efficiencies or otherwise improving its margins, the Company believes it will sustain a loss under the contract.

Year 2000 Readiness Disclosure

      Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to herein as the "Year 2000 Problem." Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000-Compliant." Over the past several years, based upon its business needs, the Company has purchased and installed hardware and software which is represented by the manufacturers to be Year 2000-Compliant. The Company has reviewed its state of readiness and has determined that, with the exception of the Company's current integrated accounting system, which is not Year 2000-Compliant, the Company believes its installed base of computer hardware and software systems to be Year 2000-Compliant. With respect to the Company's integrated accounting system, in October 1998 the Company announced the purchase of Platinum SQL Software, to replace the current integrated accounting system. The project plan currently establishes June 1999 for completion of implementation. The Company believes it is currently on track for timely completion of such implementation. Based upon the representations of the manufacturers of hardware and software used by the Company, and the provider of the Platinum SQL Software, the Company believes upon implementation of Platinum SQL, the Company's internal business systems, including its computer systems, will be Year 2000-Compliant. There can be no assurance, however, that the Year 2000 Problem relating to the Company's systems will not adversely affect its business, financial position, results of operation or cash flows.

      During the fourth quarter of 1998, the Company initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their own Year 2000 problem. The Company expects to be receiving and reviewing the responses to these communications and following up with such suppliers and customers as needed or appropriate. The Company expects this phase to be substantially completed by approximately June 30, 1999. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be remedied in a timely manner, or that a failure to remedy by another company, will not have a material adverse effect on the Company.

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

      The Company has not developed a contingency plan in the event the Platinum SQL project is not completed in a timely manner or with respect to any additional Year 2000 compliance issues which may arise as a result of the Company's inquiries of its suppliers and customers. Such plans may be developed as and if the need for any such plans arise.

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

Forward-Looking Statements

      This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to manage its growth effectively which will require the Company to continue developing and improving its operational, financial and other internal systems, including a major upgrade of the Company's internal management information systems ("MIS") infrastructure; (v) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients;
(vi) the Company's ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (vii) the Company's substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by the Company, such as its ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (x) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (xi) the Company's reliance on the continued services of key executive officers and salespersons. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

Results of Operations

Comparison of Three Months Ended March 31, 1998 and 1999

      Net Sales. Net sales decreased by 33.8%, or $15.4 million, from $45.5 million for the first quarter of 1998 to $30.1 million for the first quarter of 1999. Product sales decreased by 40.3%, or $12.6 million, from $31.3 million for the first quarter of 1998 to $18.7 million for the first quarter of 1999. This decline in product sales was primarily attributable to increased competition, reduced unit volumes and lower average selling prices. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices and the Company's decision not to pursue low-margin business. Services and support revenue decreased by 9.4%, or $2.8 million, from $14.2 million for the first quarter of 1998 to $11.4 million for the first quarter of 1999. This decline was primarily attributable to decreased demand from certain customers.

      During the three months ended March 31, 1999, sales to Summit Bank and PSE&G, the Company's largest customers, accounted for approximately 11.2% and 10.5%, respectively, of the Company's net sales. There can be no assurance that such customers will continue to place product orders with the Company or engage the Company to perform services and support at existing levels.

      Gross Profit. The Company's gross profit declined by 38.3%, or $3.3 million, from $8.7 million for the first quarter of 1998 to $5.4 million for the first quarter of 1999. The Company's overall gross profit margin decreased from 19.2% of net sales for the first quarter of 1998 to 17.9% for the first quarter of 1999. Gross profit margin attributable to product sales decreased from 12.5% for the first quarter of 1998 to 11.1% for the first quarter of 1999 due to downward pricing pressure on products. Gross margin attributable to services and support revenue decreased from 33.8% of services and support revenue for the first quarter of 1998 to 28.8% for the first quarter of 1999. This decrease was attributable primarily to costs associated with performance of the MTA Contract, increased personnel and related costs, and more long-term staffing contracts which typically carry lower gross profit margins.

      Selling Expenses. Selling expenses decreased by 25.5%, or $1.0 million, from $3.9 million for the first quarter of 1998 to $2.9 million for the first quarter of 1999, but increased as a percentage of net sales from 8.7% for the first quarter of 1998 to 9.8% for the first quarter of 1999. The increase as a percentage of net sales was due primarily to the decrease in net sales during the first three months in 1999.

      General and Administrative Expenses. General and administrative expenses increased by 26.2%, or $680,000, from $2.5 million for the first quarter of 1998 to $3.2 million for the first quarter of 1999, and increased as a percentage of net sales from 5.7% for the first quarter of 1998 to 10.9% for the first quarter of 1999. The increase in general and administrative expenses in absolute dollars was due primarily to personnel expenses, training costs, professional fees, depreciation charges, additional leased facilities and their related costs and insurance premiums. The increase in general and administrative expenses as a percentage of net sales was also due to the decrease in net sales during the first three months in 1999.

Liquidity and Capital Resources

      Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings of its Common Stock in 1996. The Company's cash provided by operations was $1.8 million for the first quarter 1999, which consisted primarily of a decrease in accounts receivable of $3.6 million offset by a decrease in accounts payable and accrued expenses of $1.7 million. The decrease in accounts receivable is primarily attributable to the decrease in net sales. As measured in day sales outstanding, the Company's accounts receivable increased from 78 days at December 31, 1998 to 86 days at March 31, 1999. The Company's cash flow from operations has been and continues to be affected primarily by the collection of accounts receivable.

      The Company's working capital was $35.4 million at December 31, 1998 and $35.6 million at March 31, 1999.

      The Company sold 18,426 shares of common stock to employees in the first quarter. As of March 31, 1999, a total of 99,314 shares had been sold to employees under the 500,000 share Employee Stock Purchase Plan approved by the Company's shareholders in May 1998. The Company has received an aggregate of $572,101 from such sales.

      The Company purchases certain inventory and equipment through financing arrangements with IBM Credit Corporation and Finova Capital Corporation. At
March 31, 1999, there were outstanding balances of $2.1 million and $5.5 million, respectively, under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. In connection with the Loan and Security Agreement entered into on September 30, 1998 with First Union National Bank (the "Bank") (see below), the Bank entered into an intercreditor agreement with respect to their relative interests in the aforementioned collateral.

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


                                        AlphaNet Solutions, Inc.




DATE: May 13, 1999                   By: /s/ Stan Gang
                                        ----------------------------------------
                                        Stan Gang
                                        President and Chief Executive Officer
                                        (Principal Executive Officer) and
                                        Acting Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)