Form 10-Q
period 1999-06-30
ALPHANET SOLUTIONS INC
filed 1999-08-12
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                         Commission file number 0-27042


                            AlphaNet Solutions, Inc.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                New Jersey                                   22-2554535
---------------------------------          -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Avenue, Cedar Knolls, New Jersey               07927
--------------------------------------------            ------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (973) 267-0088
                                 --------------
                         (Registrant's Telephone Number
                              Including Area Code)


       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes:  X                                                       No: ___

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 30, 1999:

Class                                          Number of Shares Outstanding
-----                                          ----------------------------

Common Stock, $.01 par value                   6,250,790

                        ALPHANET SOLUTIONS, INC.

                            TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION

       Item 1.  Financial Statements......................................... 1

                 Consolidated Balance Sheets
                 as of June 30, 1999 (unaudited)
                 and December 31, 1998....................................... 2

                 Consolidated Statements of Operations
                 for the Three and Six Months Ended
                 June 30, 1999 (unaudited) and June 30, 1998 (unaudited)..... 3

                 Consolidated Statements of Cash Flows
                 for the Six Months Ended
                 June 30, 1999 (unaudited) and 1998 (unaudited).............. 4

                 Notes to Consolidated Financial Statements (unaudited)...... 5

       Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............... 7

                 Results of Operations.......................................12

                 Liquidity and Capital Resources.............................14

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk...14

PART II.         OTHER INFORMATION...........................................15

       Item 4.   Submission of Matters to a Vote by Security Holders.........15

       Item 5.   Other Information...........................................16

       Item 6.   Exhibits and Reports on Form 8-K............................17

SIGNATURES...................................................................18

                                     PART I.

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements


                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----

ASSETS                                                                          (unaudited)

Current assets:
         Cash and cash  equivalents  . . . . . . . . . . . . . . . . .        $   12,088             $  13,377
         Accounts receivable, net . . . . . . . . . . . . . . . . . . .           30,819                33,057
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . .             5,279                 3,505
         Deferred income tax asset . . . . . . . . . . . . . . . . . .             1,761                 1,761
         Prepaid expenses and other current assets . . . . . . . . . .             2,102                 2,309
                                                                              ----------             ----------
                    Total current assets . . . . . . . . . . . . . . .            52,049                54,009

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .            4,838                 5,491
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,502                 2,394
                                                                              -----------            -----------
                    Total assets. . . . . . . . . . . . . . . . . . . .       $   59,389             $  61,894
                                                                              ===========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of capital lease obligations . . . . . . . . .       $       18             $      17
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .            9,769                11,072
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .            6,046                 6,730
         Billings in excess of costs . . . . . . .  . . . . . . . . . .              481                   815
                                                                              ----------             ----------

                    Total current liabilities . . . . . . . . . . . . .           16,314                18,634

Long term liabilities:
         Advance from principal shareholder . . . . . . . . . . . . . .              675                   675
         Capital lease obligations . . . . . . . . . . . . . . . . . .                41                    49
                                                                              -----------            ----------
                    Total liabilities . . . . . . . . . . . . . . . . .           17,030                19,358
                                                                              -----------            ----------
Shareholders' equity:
         Preferred stock -- $0.01 par value; authorized 3,000,000
         shares, none issued . . . . . . . . . . . . . . . . . . . .                  --                    --
         Common stock -- $0.01 par value; authorized 15,000,000 shares,
          6,401,390 and 6,366,228 shares issued and outstanding at June
         30, 1999 and December 31, 1998, respectively . . . . . . . .                 63                    63
         Additional paid-in capital . . . . . . . . . . . . . . . . .             34,065                33,942
         Retained earnings. . . . . . . . . . . . . . . . . . . . . .              8,951                 9,198
         Treasury stock - at cost; 150,600 and 136,800 shares at June
         30, 1999 and  December 31,1998, respectively.                              (720)                 (667)
                                                                              ----------              ---------
                    Total shareholders' equity . . . . . . . . . . . .            42,359                42,536
                                                                              ----------              ---------
                    Total liabilities and shareholders' equity . . . .        $   59,389              $ 61,894
                                                                              ==========              =========


          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                               Three Months ended                       Six Months ended
                                                                    June 30,                                June 30,
                                                               -------------------                      -----------------
                                                               1999              1998                  1999               1998
                                                               ----              ----                  ----               ----
Net sales:
           Product sales . . . . . . . . . . . . . . .       $ 19,566           $29,823               $ 38,258        $   61,119
           Services and support . . . . . . . . . . . .        12,567            15,099                 24,003            29,293
                                                             --------           --------              --------        ----------
                                                               32,133            44,922                 62,261            90,412
                                                             --------           -------               --------        ----------
Cost of sales:
           Product sales . . . . . . . . . . . . . . .         17,519            26,300                 34,128            53,580
           Services and support . . . . . . . . . . . .         8,585            10,424                 16,723            19,915
                                                             --------           -------               --------        ----------
                                                               26,104            36,724                 50,851            73,495
                                                             --------           -------               --------        ----------
Gross profit . . . . . . . . . . . . . . . . . . . . .          6,029             8,198                 11,410            16,917
                                                             --------           -------               --------        ----------
Operating expenses:
           Selling expenses . . . . . . . . . . . . . .         2,953             3,749                  5,910             7,716
           General and administrative expenses . . . . .        3,052             3,287                  6,327             5,882
                                                             --------           -------              ---------        ----------
                                                                6,005             7,036                 12,237            13,598
                                                             --------           -------               --------        ----------
Operating income (loss) . . . . . . . . . . . . . . . .            24             1,162                   (827)            3,319
                                                             --------           -------               --------        ----------
Other income (expense):
           Interest and other income . . . . . . . . .            156               148                    418               248
           Interest expense . . . . . . . . . . . . . .            (1)              (19)                   (14)              (46)
                                                             --------           -------                ------         -----------
                                                                  155               129                   404                202
                                                             --------           -------                ------         -----------
Income (loss) before income taxes. . . . . . . . . . .            179             1,291                  (423)             3,521

Provision (benefit) for income taxes . . . . . . . . .             74               529                  (176)             1,443
                                                             --------           -------                -------        ----------
Net income (loss) . . . . . . . . . . . . . . . . . . .      $    105            $  762               $  (247)            $2,078
                                                             ========           =======               =======         ==========
Basic-Net Income (loss) per share . . . . . . . . . . .      $   0.02            $ 0.12               $ (0.04)         $    0.33
                                                             ========            ======               =======         ==========
Diluted-Net Income (loss) per share . . . . . . . . . . .    $   0.02            $ 0.12               $ (0.04)         $    0.33
                                                             ========            ======               =======         ===========
Weighted average number of common shares outstanding .          6,251             6,282                 6,243              6,271
                                                             ========             =====               =======         ==========
Weighted average number of common and common equivalent
shares outstanding. . . . . . . . . . . . . . . . . . .        6,251              6,383                 6,243              6,390
                                                             ========             =====                ======         ==========

          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                                                        Six Months ended June 30,
                                                                        -------------------------
                                                                          1999           1998
                                                                          ----           ----
Cash flows from operating activities:

     Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . .  $ (247)           $ 2,078

     Adjustments  to  reconcile  net  income to net cash
    (used in)  provided  by operating activities:
           Depreciation and amortization . . . . . . . . . . . . . .    1,324              1,298

           Increase (decrease) from changes in:

                 Accounts receivable. . . . . . . . . . . . . . . . .   2,238             12,250
                 Inventories . . . . . . . . . . . . . . . . . . . .   (1,774)            (1,648)
                 Prepaid expenses and other current assets . . . . .      207              1,247
                 Other assets . . . . . . . . . . . . . . . . . . . .    (196)               430
                 Accounts payable . . . . . . . . . . . . . . . . . .  (1,303)            (4,125)
                 Accrued expenses . . . . . . . . . . . . . . . . . .    (684)            (5,098)
                 Billings in excess of costs . . . . . . . . . . . .     (334)                --
                                                                       -------       ------------
           Net cash (used in) provided by operating activities . . .     (769)             6,432
                                                                       -------       ------------
Cash flows from investing activities:

     Property and equipment expenditures . . . . . . . . . . . . . .     (583)            (2,471)
                                                                       -------       ------------
           Net cash used in investing activities . . . . . . . . . .     (583)            (2,471)
                                                                       -------       ------------
Cash flows from financing activities:

     Exercises of stock options and employee stock purchases . . . .      123                258
     Repayment of capital lease obligations . . . . . . . . . . . . .      (7)               (38)
     Repurchase of Common Stock . . . . . . . . . . . . . . . . . . .     (53)                --
                                                                       -------       ------------
          Net cash provided by financing activities. . . . . . . . .       63                220
                                                                       -------       ------------
Net (decrease) increase in cash and cash equivalents . . . . . . . .   (1,289)             4,181

Cash and cash equivalents, beginning of period . . . . . . . . . . .   13,377              2,689
                                                                       -------       ------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . $12,088          $   6,870
                                                                      ==========     ============


          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Description of the Business and Basis of Presentation:

         AlphaNet Solutions, Inc. (the "Company") is a leading supplier of information technology ("IT"), management consulting, systems integration and internet-related services to Fortune 1000, as well as mid-range and smaller companies located primarily in the New York-to-Philadelphia corridor.

         The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim periods. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements contained in the Company's Form 10-K as filed with the Securities and Exchange Commission.

         Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.


Note 2 - Net Income Per Share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average number of shares outstanding. The objective of diluted EPS, consistent with that of basic EPS, is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares.


                                                                             COMPUTATION OF EARNINGS PER SHARE
                                                                         (in thousands, except per share amounts)
                                                                                    (unaudited)

                                                              Three Months ended                 Six Months ended
                                                                   June 30,                          June 30,
                                                                   --------                          --------

                                                                     1999           1998             1999            1998
                                                                     ----           ----             ----            ----
Net income  (loss) . . . . . . . . . . . . . . . . . . . . . .  $     105       $    762         $  (247)       $    2,078
                                                                =========       ========         ========       ==========
Basic:

  Weighted average number of shares outstanding. . . . . . . .      6,251          6,282            6,243            6,271
                                                                =========       ========         ========       ==========
   Net income (loss) per share.  . . . . . . . . . . . . . . .  $    0.02       $   0.12         $ (0.04)       $    0 .33
                                                                =========       ========         ========       ==========
Diluted:

   Weighted average number of shares outstanding . . . . . .        6,251          6,282           6,243             6,271

   Dilutive effects of stock options . . . . . . . . . . . . .         --            101              --               119
                                                                ---------       --------         --------        ---------

   Weighted average number of common and common
   equivalent shares outstanding                                    6,251          6,383            6,243            6,390
                                                                =========       ========       ==========        =========
   Net Income (loss) per share . . . . . . . . . . . . . . . .  $    0.02       $   0.12       $   (0.04)        $    0.33
                                                                =========       ========       ==========        =========


Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

General


         The Company is a leading supplier of information technology ("IT"), management consulting, systems integration and internet-related services to Fortune 1000, as well as mid-range and smaller companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. In the second quarter and first half of 1999, net product sales were 60.9% and 61.4%, respectively, and services and support revenue was 39.1% and 38.6%, respectively, of the Company's net sales. During the same periods, gross profit from net product sales was 34.0% and 36.2%, respectively, and gross profit from services and support revenue was 66.0% and 63.8%, respectively, of the Company's gross profit.

         During the second quarter and first half of 1999, the Company's total net sales decreased by 28.5% and 31.1%, respectively. These declines were primarily attributable to substantially decreased business from two predominantly low-margin product accounts. See "Results of Operations" at pages 12-13 below.

         The Company has entered into distribution agreements with Ingram, Pinacor, and Tech Data, three of the nation's largest aggregators, pursuant to which the Company acquires most of its IT product for resale. The Company's relationship with Pinacor commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationships with Ingram and Tech Data in 1994. The distribution agreements with Ingram, Pinacor, and Tech Data give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the six months ended June 30, 1999, the Company acquired approximately 65.4%, 18.7% and 10.5% of its products for resale from Ingram, Pinacor and Tech Data, respectively.

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

         In response to the above-described developments, the Company is increasingly emphasizing its services offerings, which typically carry higher profit margins than its product business. In this connection, the Company increasingly sells products as part of an overall IT solution including the sale of services, rather than on a stand-alone basis. The Company believes that this shift in emphasis from product to services, coupled with ongoing reductions in sales, general and administrative expenses, will result in continued improvement in operating performance.

         The Company offers network consulting, workstation support, applications development, communications installation, professional development, help desk, remote network management, IT staffing and internet-related services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are billed on a time and materials basis. The Company's professional development services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits and other payroll-related expenses. The financial performance of the Company's services business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such services personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel in the current tight labor market and concomitant increased personnel costs could adversely impact the contribution of services to the Company's overall profitability, unless the Company is unable to pass such increased costs to its customers.

         The Company implemented a reduction-in-force in June 1998 due to lower-than-expected demand for the Company's services from certain clients. In addition, in January 1999, the Company implemented a second reduction, eliminating 42 positions, representing approximately 6% of the Company's workforce, consisting principally of personnel supporting product sales.

         The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Except for products in transit or products awaiting configuration at the Company's facilities, the Company generally does not maintain large inventory balances. In 1998 the Company's primary vendors announced or instituted changes in their price protection and inventory management programs as a direct result of changes in such policies by manufacturers. Specifically, they announced that they will (i) limit price protection to that provided by the manufacturer, generally less than 30 days, rather than the unlimited protection previously available; and (ii) restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased, during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions. To date, these changes in the vendor policies have not had a material impact on the Company's business. Other than changes in such price protection and return policies, the Company is unaware that any of its suppliers or manufacturers has changed or intends to further change these programs. There can be no assurances that any such rebates, discounts or incentives will continue at historical levels, if at all. Further adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

         The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in providing IT solutions and its long-term relationships with large clients, positions the Company to continue to grow the services component of its business. As such, the Company currently anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that the product sales will continue to generate a declining, but still significant percentage of the Company's gross profit. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn margins higher than it would earn if it sold products only.

         The Company's net sales, gross profit, operating income and net income have varied substantially from quarter to quarter and are expected to continue to do so in the future. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

         In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA's over 200 locations. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 per day. While the Company is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays would not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, managed by the New York City Controller's office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

         The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than estimated labor and other costs to complete. Such increased labor and other costs may also be incurred at other sites. In May 1999, the Company submitted a formal request to the MTA for an equitable adjustment in the contract amount and terms. The Company's submission is under consideration by the MTA. The Company and the MTA have met and scheduled further discussions concerning the Company's request. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. There can be no assurance that the Company can complete the MTA Contract without incurring a loss. Currently, the Company is recording revenues under the MTA Contract equal to costs incurred. However, if the Company is unsuccessful in obtaining equitable adjustments, realizing increased performance efficiencies or otherwise improving its margins, the Company believes it will sustain a loss under the contract.

Year 2000 Readiness Disclosure

         Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in such programs recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to herein as the "Year 2000 Problem." Computer systems that are represented by manufacturers as being able to deal correctly with dates after 1999 are referred to as "Year 2000-Compliant."

         Over the past several years, based upon its business needs, the Company has purchased and installed hardware and software which are represented by the manufacturers to be Year 2000-Compliant. As of July 1, 1999, the Company replaced its former integrated accounting system, which was not Year 2000-Compliant, with Platinum SQL Software, which is Year 2000-Compliant. Based upon the representations of the manufacturers of hardware and software used by the Company, and the provider of the Platinum SQL Software, the Company believes that all of its internal business systems, including its computer systems, are now Year 2000-Compliant. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, financial position, results of operation or cash flows.

         During the fourth quarter of 1998, the Company initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their own Year 2000 Problem. The Company has been receiving and reviewing the responses to these communications and following up with such suppliers and customers as needed or appropriate. The Company currently believes that this process will be completed by September 30, 1999. However, there can be no guarantee that the systems of other companies on which the Company's own systems rely will be remedied in a timely manner, or that a failure to remedy by another company will not have a material adverse effect on the Company.

         The Company resells IT products of leading hardware manufacturers and software developers. As a result, the Company has no control over the developments of such third parties' computer systems, software products or other business systems developed by such third parties. Consequently, there can be no assurance that the computer systems, software products or other business systems sold by the Company will be Year 2000 Compliant. As a result, the Company, as a reseller, may be liable for Non-Year 2000 Compliant product it resells. Given the Company's role in the distribution of such products, the Company is not able to accurately determine the extent, if any, of such potential liability.

         The purchasing patterns of the Company's customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies devote significant resources to become Year 2000-Compliant, these expenditures may result in reduced funds available to purchase products or obtain services such as those offered by the Company.

         The total cost of the Company's Year 2000 compliance has been and will be funded through operating cash flows. The cost to purchase and install Platinum SQL was approximately $700,000. Excluding costs associated with Platinum SQL and the write-off of the capitalized software and consulting fees, the Company has expended approximately $2.0 million on hardware and software upgrades for its Year 2000 compliance. The Company does not currently anticipate that it will incur any additional material expenditures for such Year 2000 compliance. These costs do not include any costs associated with any third party being Non-Year 2000 Compliant, nor do such costs include internal personnel costs (primarily salaries and benefits), which the Company does not separately track and do not include any contingency plan costs.

         The Company has not developed a contingency plan with respect to any Year 2000 compliance issues which may arise as a result of the Company's inquiries of its suppliers and customers. Such plans may be developed as and if the need for any such plans arise.

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

Forward-Looking Statements

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) the intense competition in the markets for the Company's products and services; (iii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to prospective and existing clients; (iv) the Company's ability to attract, hire, train, and retain qualified technical personnel in a highly competitive and tight labor market; (v) the Company's substantial reliance on a concentrated number of key customers; (vi) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (vii) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (viii) the Company's reliance on the continued services of key executive officers and salespersons; and (ix) the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and/or output dates in the Year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

Results of Operations

Comparison of Three Months Ended June 30, 1999 and 1998

         Net Sales. Net sales decreased by 28.5%, or $12.8 million, to $32.1 million for the second quarter of 1999 from $44.9 million for the second quarter of 1998. Product sales decreased by 34.4%, or $10.3 million, to $19.5 million for the second quarter of 1999 from $29.8 million for the second quarter of 1998. This decline in product sales was primarily attributable to substantially decreased business from two accounts, as well as lower average selling prices due to increased competition. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices and the Company's decision not to pursue low-margin business. Services and support revenue decreased by 16.8%, or $2.5 million, to $12.6 million for the second quarter of 1999 from $15.1 million for the second quarter of 1998. This decline was primarily attributable to decreased demand from existing customers and loss of services business directly related to the product accounts referenced above.

         During the three months ended June 30, 1999, sales to Summit Bank and PSE&G, the Company's largest customers, accounted for approximately 15.1% and 11.6%, respectively, of the Company's net sales. There can be no assurance that such customers will continue to place product orders with the Company or engage the Company to perform services and support at existing levels.

         Gross Profit. The Company's gross profit declined by 26.5%, or $2.2 million, to $6.0 million for the second quarter of 1999 from $8.2 million for the second quarter of 1998. Measured as a percentage of net sales, the Company's overall gross profit margin increased to 18.8% of net sales for the second quarter of 1998 from 18.2% for the second quarter of 1998. Gross profit margin attributable to product sales decreased to 10.5% for the second quarter of 1999 from 11.8% for the second quarter of 1998 due to downward pricing pressure on product sales. The Company expects that downward pricing pressure on products will continue, and there can be no assurance that the Company will be able to improve its margins on product sales in the future. Gross margin attributable to services and support revenue increased to 31.7% of services and support revenue for the second quarter of 1999 from 31.0% for the second quarter of 1998. This increase was primarily attributable to higher utilization rates for services personnel during the current quarter. During the three months ended June 30, 1999, services and support contributed 66.0% of the Company's gross margin dollars, as compared to 57.0% during the three months ended June 30, 1998.

         Selling Expenses. Selling expenses decreased by 21.2%, or $0.8 million, to $2.9 million for the second quarter of 1999 from $3.7 million for the second quarter of 1998, but increased as a percentage of net sales to 9.2% for the second quarter of 1999 from 8.3% for the second quarter of 1998. The decrease in selling expenses was primarily due to decreases in variable costs related to the decrease in net sales and marketing expenses. The increase as a percentage of net sales was primarily due to the decrease in net sales during the three months ended June 30, 1999.

         General and Administrative Expenses. General and administrative expenses decreased by 7.1%, or $0.2 million, to $3.1 million for the second quarter of 1999 from $3.3 million for the second quarter of 1998, and increased as a percentage of net sales to 9.5% for the second quarter of 1999 from 7.3% for the second quarter of 1998. The decrease in general and administrative expenses in absolute dollars was primarily due to reduced personnel-related costs, and reduced training costs, partially offset by additional leased facilities and their related costs and increased depreciation expense. The increase in general and administrative expenses as a percentage of net sales was primarily due to the decrease in net sales during the three months ended June 30, 1999.

         Six Months  Ended June 30, 1999  Compared to Six Months  Ended June 30,
1998

         Net Sales. Net sales decreased by 31.1%, or $28.2 million, to $62.2 million for the first six months of 1999 from $90.4 million for the first six months of 1998. Product sales decreased by 37.4%, or $22.9 million, to $38.2 million for the first six months of 1999 from $61.1 million for the first six months of 1998. The decline in product sales was primarily attributable to substantially decreased business from two accounts, as well as lower average selling prices due to increased competition. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices and the Company's decision not to pursue low-margin business. Services and support revenue decreased by 18.1% or $5.3 million, to $24.0 million for the first six months of 1999 from $29.3 million for the first six months of 1998. This decline was primarily attributable to decreased demand from existing customers and loss of services business directly related to the product accounts referenced above.

         In the first six months of 1999, sales to Summit Bank and PSE&G accounted for approximately 13.2% and 11.1% of the Company's net sales, respectively. There can be no assurance that such customers will continue to place product orders with the Company or engage the Company to perform services and support at existing levels.

         Gross Profit. The Company's gross profit decreased by 32.6%, or $5.5 million, to $11.4 million for the first six months of 1999 from $16.9 million for the first six months of 1998. Total gross profit margin decreased to 18.3% of net sales for the first six months of 1999 from 18.7% for the first six months of 1998. Gross profit margin attributable to product sales decreased to 10.8% for the first six months of 1999 from 12.3% for the first six months of 1998, primarily due to downward pricing pressure on product sales. The Company expects that downward pricing pressure on products will continue, and there can be no assurance that the Company will be able to improve its margins on product sales in the future. Gross profit margin attributable to services and support revenue decreased to 30.3% of services and support revenue for the first six months of 1999 from 32.0% for the first six months of 1998. The decrease in such gross profit margin was primarily attributable to lower utilization of billable personnel in the first quarter of 1999. During the first six months ended June 30, 1999, services and support revenue contributed 63.8% of the Company's gross margin dollars, as compared to 55.4% during the six months ended June 30, 1998.

         Selling Expenses. Selling expenses decreased by 23.4%, or $1.8 million, to $5.9 million for the first six months of 1999 from $7.7 million for the first six months of 1998, and increased to 9.5% from 8.5% of net sales for the first six months of 1999 and 1998, respectively. The decrease in selling expenses was primarily attributable to decreases in variable costs related to the decrease in net sales, decreases in personnel costs and reduced marketing expenses. The increase as a percentage of net sales was primarily due to the decrease in net sales during the first six months of 1999.

         General and Administrative Expenses. General and administrative expenses increased by 7.6%, or $0.4 million to $6.3 million for the first six months of 1999 from $5.8 million for the first six months of 1998, and increased to 10.2% from 6.5% of net sales for the first six months of 1999 and 1998, respectively. The increase was primarily due to additional leased facilities and their related costs and increased depreciation expense. The increase in general and administrative expenses as a percentage of net sales was primarily due to the decrease in net sales during the first six months in 1999.

Liquidity and Capital Resources

         During the first half of 1999, as was the case throughout 1998, the Company funded its operations primarily from cash generated by operations. The Company's working capital was $35.7 million at June 30, 1999 and $35.4 million at December 31, 1998, and the Company remains debt-free with the exception of $59,000 in capital leases as of June 30, 1999.

         During the six months ended June 30, 1999, the Company used $0.8 million in operating activities. This was primarily due to reductions in accounts payable and increases in inventories, offset by a decrease in accounts receivable. The decrease in accounts receivable is primarily attributable to the reduction in net sales. As measured in days sales outstanding, the Company's accounts receivable increased to 87 days at June 30, 1999 from 78 days at December 31, 1998.

         The Company sold 13,176 shares of common stock to employees in the second quarter. As of June 30, 1999, a total of 112,490 shares had been sold to employees under the 500,000 share Employee Stock Purchase Plan approved by the Company's shareholders in May 1998, and the Company has received an aggregate of $617,051 from such sales.

         The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation, pursuant to which, as of June 30, 1999, there were outstanding balances of $6.4 million and $1.2 million, respectively. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. In connection with the Loan and Security Agreement entered into on September 30, 1998 with First Union National Bank (the "Bank") (see below), the Bank entered into an intercreditor agreement with IBM Credit Corporation and Finova Capital Corporation with respect to their relative interests in the aforementioned collateral.

         On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes, at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions, at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, the Company and the Bank executed a Loan and Security Agreement whereby the Bank extended the Company's credit facility for an additional year through September 30, 1999.

         The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 24 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 20, 1999.

         There were present at the Meeting in person or by proxy shareholders holding an aggregate of 5,921,706 shares of Common Stock of a total number of 6,388,214 shares of Common Stock issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:


Nominees                   For              Withheld             Abstain
--------                   ---             -------------         -------

Stan Gang              5,862,823               58,883               0

Michael Gang           5,862,227               59,479               0

Ira Cohen              5,862,527               59,179               0

Donald A. Deieso       5,862,527               59,179               0

Thomas F. Dorazio      5,862,527               59,179               0


         A vote of the shareholders was taken at the Meeting on the proposal to amend the Company's 1995 Non-Employee Director Stock Option Plan to authorize the issuance to each such director of 5,000 fully vested options to purchase the Common Stock and the issuance, in the discretion of management, to any non-employee director whose term expired as of May 20, 1999 of 10,000 fully vested options. Of the shares of Common Stock present at the Meeting in person or by proxy, 5,733,602 shares were voted in favor of such proposal, 153,576 were voted against such proposal, 34,528 shares abstained from voting and there were no broker non-votes.

         A vote of the shareholders was taken at the Meeting on the proposal to approve and ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 1999. Of the shares of Common Stock present at the Meeting in person or by proxy, 5,878,736 shares of Common Stock were voted in favor of such proposal, 32,996 shares of Common Stock were voted against such proposal, 9,974 shares abstained from voting, and there were no broker non-votes.

Item 5.  Other Information.

         Expansion of Stock Purchase Program.
         ------------------------------------

         On May 20, 1999, the Company's Board of Directors authorized the repurchase of up to an additional 225,000 shares of Common Stock for use in connection with the Company's Employee Stock Purchase Plan, 1995 Stock Plan and 1995 Non-Employee Director Stock Option Plan. Pursuant to a 225,000 share stock repurchase authorization approved by the Company's Board in May 1998, 150,600 shares had been repurchased as of July 30, 1999 at an average per share price of $4.78.

         Election of New President and CEO.
         ----------------------------------

         Effective June 22, 1999, Donald A. Deieso, an outside member of the Company's Board of Directors and former president and CEO of three engineering and professional services firms, was elected President and Chief Executive Officer of the Company. He succeeds Stanley Gang, who will continue to serve as Chairman of the Board of the Company.

         Subleased Facility.
         -------------------

         The Company and Datajump, Inc. entered into a sub-sublease agreement dated May 25, 1999 for approximately 16,038 square feet of office space at 7 Ridgedale Avenue, Cedar Knolls, New Jersey (the Company's headquarters). The lease term extends through September 29, 2000 at a base rental rate of $18 per square foot and upon terms similar to the Company's sublease of substantially the same space from American International Recovery, Inc., a subsidiary of American International Group. The Company believes that its current facilities will be adequate for its needs for the foreseeable future, but continues to evaluate its property needs. The sub-sublease is attached hereto as Exhibit 10.26.

         Change-of-Control Agreements.
         -----------------------------

         Effective June 8, 1999, the Company entered into Change-of-Control Agreements with certain of its executive officers, including Jack P. Adler, Senior Vice President, Secretary and General Counsel; John Centinaro, Chief
Operating  Officer;  David  M.  Gordon,  Vice  President,  Treasurer  and  Chief
Financial Officer; Dennis Samuelson, Senior Vice President, Professional Development; and John E. Warren, III, Vice President, Human Resources. Pursuant to the agreements (the form of which is attached hereto as Exhibit 10.27), each such executive is entitled to continuation of salary and benefits for one year in the event that a "change-of-control" (as defined) results in either the involuntary termination of the employment of such executive with the Company or the voluntary resignation of such executive from the Company due to a reduction in salary or benefits. In addition, in the event of such "change-of-control," all stock options previously or hereafter issued to each such executive shall immediately vest and become exercisable.

         For purposes of the aforementioned agreements, a "change-of-control" shall be deemed to have occurred in the event (i) of the acquisition (including as a result of a merger) by any "person" (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, or persons "acting in concert" of beneficial ownership, directly or indirectly, of securities of the Company representing more than 25% of the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors of the Company; and (ii) Stanley Gang ceases to be the Chairman of the Board of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

(a)    Exhibits.

         10.26 Sub-Sublease, AlphaNet Solutions, Inc. to Datajump, Inc. dated May 25, 1999.

         10.27 Form of Change-of-Control Agreement dated June 8, 1999 with Certain Executive Officers of the Company.

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


                               AlphaNet Solutions, Inc.




DATE: August 12, 1999          By: /s/ Donald A. Deieso
                                   ---------------------------------------------
                                   Donald A. Deieso
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


DATE:  August 12, 1999         By: /s/ David M. Gordon
                                   ---------------------------------------------
                                   David M. Gordon
                                   Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)