Form 10-Q
period 1999-09-30
ALPHANET SOLUTIONS INC
filed 1999-11-12
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                         Commission file number 0-27042


                           AlphaNet Solutions, Inc.
                           ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                22-2554535
           ----------                                ----------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Avenue, Cedar Knolls, New Jersey             07927
--------------------------------------------             -----
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

           Yes:  X                                             No: ___
                --
      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 29, 1999:

Class                                              Number of Shares Outstanding
-----                                              ----------------------------

Common Stock, $.01 par value                                 6,266,098

                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements......................................................................... 1

            Consolidated Balance Sheets
            as of September 30, 1999 (unaudited)
            and December 31, 1998........................................................................ 2

            Consolidated Statements of Operations
            for the Three and Nine Months Ended
            September 30, 1999 (unaudited) and September 30, 1998 (unaudited)............................ 3

            Consolidated Statements of Cash Flows
            for the Nine Months Ended
            September 30, 1999 (unaudited) and September 30, 1998 (unaudited)............................ 4

            Notes to Consolidated Financial Statements (unaudited)....................................... 5


Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations................................................ 7

            Results of Operations........................................................................12

            Liquidity and Capital Resources..............................................................14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................................14

PART II.    OTHER INFORMATION............................................................................15

Item 5.     Other Information............................................................................15

Item 6.     Exhibits and Reports on Form 8-K.............................................................15

SIGNATURES...............................................................................................16


                                     PART I.
                                     -------

                              FINANCIAL INFORMATION
                              ---------------------

                          Item 1. Financial Statements

                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                          September 30,      December 31,
                                                                              1999               1998
                                                                              ----               ----
ASSETS                                                                     (unaudited)
Current assets:
        Cash and cash  equivalents . . . . . . . . . . . . . .         $     8,997           $ 13,377
        Accounts receivable, net . . . . . . . . . . . . . .                37,981             33,057
        Inventories . . . . . . . . . . . . . . . . . . . . .                4,874              3,505
        Deferred income tax asset . . . . . . . . . . . . . .                2,233              1,761
        Prepaid expenses and other current assets . . . . . .                1,162              2,309
        Costs in excess of billings . . . . . . . . . . . . .                  221               --
                                                                       -----------           --------

                 Total current assets . . . . . . . . . . . .               55,468             54,009

Property and equipment, net . . . . . . . . . . . . . . . . .                4,507              5,491
Other assets . . . . . . . . . . . . . . . . . . . . . . . ..                2,520              2,394
                                                                       -----------           ---------
                 Total assets. . . . . . . . . . . . . . . .           $    62,495           $ 61,894
                                                                       ===========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of capital lease obligations . . . .           $        19           $     17
        Accounts payable . . . . . . . . . . . . . . . . . .                12,038             11,072
        Accrued expenses . . . . . . . . . . . . . . . . . .                 6,799              6,730
        Billings in excess of costs . . . . . . .  . . . . .                    --                815
                                                                       -----------           ---------
                 Total current liabilities . . . . . . . . .                18,856             18,634

Long term liabilities:
        Advance from principal shareholder . . . . . . . . .                   675                675
        Capital lease obligations . . . . . . . . . . . . . .                   36                 49
                                                                       -----------           --------
         Total liabilities . . . . . . . . . . . . . . . . .                19,567             19,358
                                                                       -----------           --------

Shareholders' equity:
        Preferred stock -- $0.01 par value; authorized
        3,000,000 shares, none issued . . . . . . . . . . . .                   --                 --

        Common stock -- $0.01 par value; authorized
        15,000,000 shares, 6,413,793 and 6,366,228 shares
        issued and outstanding at September 30, 1999 and
        December 31, 1998, respectively . . . . . . . . . . .                   64                 63

        Additional paid-in capital. . . . . . . . . . . . . .               34,109             33,942

        Retained earnings. . . . . . . . . . . . . . . . . .                 9,475              9,198

        Treasury stock - at cost; 150,600 and 136,800 shares
        at September 30, 1999 and  December 31,1998, respectively             (720)              (667)
                                                                       -----------          ---------

                 Total shareholders' equity . . . . . . . . .              42,928              42,536
                                                                       -----------          ---------
                 Total liabilities and shareholders' equity .          $    62,495          $  61,894
                                                                       ===========          =========



          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                             Three Months ended                          Nine Months ended
                                                               September 30,                                September 30,
                                                               -------------                                -------------
                                                             1999            1998                       1999           1998
                                                             ----            ----                       ----           ----
Net sales:
      Product sales. . . . . . . . . . . . . .        $    25,817         $30,388                   $ 64,075      $   91,507
      Services and support . . . . . . . . . .             14,420          13,212                     38,423          42,505
                                                      -----------         -------                   --------      ----------
                                                           40,237          43,600                    102,498         134,012
Cost of sales:
      Product sales . . . . . . . . . . . . . .            23,234          26,669                     57,362          80,249
      Services and support . . . . . . . . . .              9,278           8,661                     26,001          28,576
                                                      -----------         -------                   --------      ----------
                                                           32,512          35,330                     83,363         108,825
                                                      -----------         -------                   --------      ----------
Gross profit . . . . . . . . . . . . . . . . .              7,725           8,270                     19,135          25,187
                                                      -----------         -------                   --------      ----------
Operating expenses:
      Selling, general & administrative                     7,186           7,199                     19,423          20,797
      (Recovery) write-off  of capitalized asset             (139)          2,476                       (139)          2,476
                                                      -----------         -------                   --------      ----------
                                                            7,047           9,675                     19,284          23,273
                                                      -----------         -------                   --------      ----------
Operating income (loss) . . . . . . . . . . . .               678          (1,405)                      (149)          1,914

Other income (expense):
      Interest and other income . . . . . . . .               212              96                        630             344
      Interest expense . . . . . . . . . . . .                 (3)            (15)                       (17)            (61)
                                                      -----------         -------                   --------      ----------
                                                              209              81                        613             283
                                                      -----------         -------                   --------      ----------
Income (loss) before income taxes. . . . . . .                887          (1,324)                       464           2,197
Provision (benefit) for income taxes . . . . .                364            (543)                       187             900
                                                      -----------         -------                   --------      ----------
Net income (loss) . . . . . . . . . . . . . . .       $       523         $  (781)                  $    277      $    1,297
                                                      ===========         ========                  ========      ==========
Basic-Net Income (loss) per share . . . . . . .       $      0.08         $ (0.12)                  $   0.04      $     0.21
                                                      ===========         ========                  ========      ==========
Diluted-Net Income (loss) per share . . . . . .       $      0.08         $ (0.12)                  $   0.04      $     0.20
                                                      ===========         ========                  ========      ==========
Weighted average number of common shares
outstanding . . . . . . . . . . . . . . . . . .             6,255           6,305                      6,247           6,283
                                                      ===========         ========                  ========      ==========
Weighted average number of common and common
equivalent shares outstanding. . . . . . .                  6,260           6,305                      6,249           6,362
                                                      ===========         ========                  ========      ==========


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                                                                        Nine Months ended September 30,
                                                                                             1999             1998
                                                                                             ----             ----
Cash flows from operating activities:

    Net income . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      277          $    1,297
    Adjustments  to  reconcile  net  income to net cash  (used in)  provided  by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        2,005               1,996
          Provision for bad debt                                                           1,534                  --
          Deferred income taxes. . . . . . . .. . . . . . . . . . . . . . . . . . .         (472)                 --
          (Recovery) write-off of capitalized asset. . . . . . . . . . . . . . . .          (139)              2,476
          Increase (decrease) from changes in:
               Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .       (6,458)             11,075
               Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,369)             (1,068)
               Prepaid expenses and other current assets . . . . . . . . . . . . .         1,147                 659
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (258)                310
               Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,105              (5,652)
               Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           69              (9,051)
               Costs in excess of billings. . . . . . . . . . . . . . . . . . . . .       (1,036)                 --
                                                                                      ----------          -----------
          Net cash (used in) provided by operating activities . . . . . . . . . . .       (3,595)              2,042
Cash flows from investing activities:
    Property and equipment expenditures . . . . . . . . . . . . . . . . . . . . . .         (889)             (3,295)
Cash flows from financing activities
    Exercises of stock options and employee stock purchases . . . . . . . . . . . .          168                 674
    Repayment of capital lease obligations . . . . . . . . . . . . . . . . . . . .           (11)                (46)
    Repurchase of Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . .           (53)               (375)
                                                                                      ----------          -----------
         Net cash provided by financing activities. . . . . . . . . . . . . . . . .          104                 253
                                                                                      ----------          -----------

Net (decrease) in cash and cash equivalents                                               (4,380)             (1,000)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . .      13,377               2,689
                                                                                      -----------         -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . .   $    8,997          $    1,689
                                                                                      ===========         ===========


          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Description of the Business and Basis of Presentation:

         AlphaNet Solutions, Inc. (the "Company") is a regionally-based information technology consulting and professional services company that delivers state-of-the-art business solutions to Fortune 1000, as well as mid-range and smaller companies located primarily in the New York-to-Philadelphia corridor.

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

                        COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                    Three Months ended            Nine Months ended
                                                                       September 30,                September 30,
                                                                    -------------------          -------------------
                                                                      1999         1998          1999           1998
                                                                      ----         ----          ----           ----
Net income  (loss) . . . . . . . . . . . . . . . . . . .       $      523    $     (781)       $   277       $ 1,297
                                                               ===========   ==========        =======       =======
Basic:

  Weighted average number of shares outstanding. . . . .             6,255        6,305          6,247         6,283
                                                               ===========   ==========        =======       =======

   Net income (loss) per share.  . . . . . . . . . . . . .     $      0.08   $    (0.12)       $  0.04       $ 0 .21
                                                               ===========   ==========        =======       =======

Diluted:

   Weighted average number of shares outstanding . . . .             6,255        6,305          6,247         6,283
   Dilutive effects of stock options . . . . . . . . . .                 5           --              2            79
                                                               -----------    ---------        -------        --------

   Weighted average number of common and common
   Equivalent shares outstanding                                     6,260        6,305          6,249         6,362
                                                               ===========    =========        =======        ========

   Net Income (loss) per share . . . . . . . . . . . . .       $      0.08    $  ( 0.12)       $ 0.04        $  0.20
                                                               ===========    ==========       =======       =========


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General


      The Company is a regionally-based information technology consulting and professional services company that delivers state-of-the-art business solutions to Fortune 1000, as well as mid-range and smaller companies located primarily in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. In the third quarter and nine months of 1999, net product sales were 64.2% and 62.5%, respectively, and services and support revenue was 35.8% and 37.5%, respectively, of the Company's net sales. During the same periods, gross profit from product sales was 33.4% and 35.1%, respectively, and gross profit from services and support revenue was 66.6% and 64.9%, respectively, of the Company's total gross profit.

      During the third quarter of 1999, the Company's total net sales decreased by 7.7%. This decline was primarily attributable to substantially decreased business from two predominantly low-margin product accounts, partially offset by increased business from other customers. During the first nine months of 1999, the Company's total net sales decreased by 23.5% as compared to the comparable prior year period, due to substantially decreased business from two predominantly low-margin product accounts. See "Results of Operations" at pages 12-13 below.

      The Company has entered  into  distribution  agreements  with Ingram Micro
Inc., Pinacor, Inc. and Tech Data Corporation, three of the nation's largest aggregators, pursuant to which the Company acquires most of its IT product for resale. The Company's relationship with Pinacor commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationships with Ingram and Tech Data in 1994. The distribution agreements with Ingram, Pinacor and Tech Data give the Company access to such aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, and warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the nine months ended September 30, 1999, the Company acquired approximately 59%, 21% and 10% of its products for resale from Ingram, Pinacor and Tech Data, respectively.

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

      In response to the above-described developments, the Company is emphasizing its services offerings, which typically carry higher profit margins than its product business. In this connection, the Company increasingly sells products as part of an overall IT solution including the sale of services, rather than on a stand-alone basis. The Company believes that this shift in emphasis from product to services, coupled with reductions in selling, general and administrative expenses, will result in improved operating performance.

      The Company offers network consulting, workstation support, applications development, communications installation, professional development, help desk, remote network management, IT staffing and internet-related services. Services and support revenue is recognized as such services are performed. The Company's network consulting, workstation support and communications installation services are billed on a time and materials basis. The Company's professional development services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits and other payroll-related expenses. The financial performance of the Company's services business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such services personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel in the current tight labor market and concomitant increased personnel costs could adversely impact the contribution of services to the Company's overall profitability, unless the Company is able to pass such increased costs to its customers.

      The Company implemented a reduction-in-force in June 1998 due to lower-than-expected demand for the Company's services from certain clients. In addition, in January 1999, the Company implemented a second reduction, eliminating 42 positions, representing approximately 6% of the Company's workforce, consisting principally of personnel supporting product sales.

      The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Except for products in transit or products awaiting configuration at the Company's facilities, the Company generally does not maintain large inventory balances. In 1998, the Company's primary vendors announced or instituted changes in their price protection and inventory management programs as a direct result of changes in such policies by manufacturers. Specifically, they announced that they will (i) limit price protection to that provided by the manufacturer, generally less than 30 days, rather than the unlimited protection previously available; and (ii) restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased, during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions. To date, these changes in the vendor policies have not had a material impact on the Company's business. Other than changes in such price protection and return policies, the Company is unaware that any of its suppliers or manufacturers has changed or intends to further change these programs. There can be no assurances that any such rebates, discounts or incentives will continue at historical levels, if at all. Further adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

      The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in providing IT solutions and its long-term relationships with large clients, positions the Company to continue to grow the services component of its business. As such, the Company currently anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. During the 1999 third quarter, services revenue accounted for approximately 67% of the Company's total gross profit in this period. In the near term, the Company believes that the product sales will continue to generate a declining, but still significant percentage of the Company's gross profit. The Company believes that its ability to be a single-source provider of IT products, services and support enables it to earn higher margins than it would earn if it sold products only.

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

     The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than estimated labor and other costs to complete. Such increased labor and other costs may also be incurred at other sites. In May 1999, the Company submitted a formal request to the MTA for an equitable adjustment in the contract amount and terms. This request was supplemented with a further submission in October 1999. The Company's submission is under consideration by the MTA. The Company and the MTA have met and scheduled further discussions concerning the Company's request. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. There can be no assurance that the Company can complete the MTA Contract without incurring a loss. Currently, the Company is recording revenues under the MTA Contract equal to costs incurred. However, if the Company is unsuccessful in obtaining equitable adjustments, realizing increased performance efficiencies or otherwise improving its margins, the Company believes it will sustain a loss under the contract.

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

      Over the past several years, based upon its business needs, the Company has purchased and installed hardware and software that are represented by the manufacturers to be Year 2000-Compliant. As of July 1, 1999, the Company replaced its former integrated accounting system, which was not Year 2000-Compliant, with Platinum SQL Software, which is Year 2000-Compliant. Based upon the representations of the manufacturers of hardware and software used by the Company, and the provider of the Platinum SQL Software, the Company believes that all of its internal business systems, including its computer systems, are now Year 2000-Compliant. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, financial position, results of operation or cash flows.

      During the fourth quarter of 1998, the Company initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their own Year 2000 Problem. The Company has been receiving and reviewing the responses to these communications and following up with such suppliers and customers as needed or appropriate. Based upon the responses received, the Company does not presently believe that its operations will be materially impacted by a failure of such third parties to remediate their own Year 2000 Problem, if any. However, there can be no guarantee that the systems of other companies on which the Company's own systems rely will be remedied in a timely manner.

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

      The total cost of the Company's Year 2000 compliance has been and will be funded through operating cash flows. The costs incurred to date to purchase and install Platinum SQL were approximately $1,000,000. Excluding costs associated with Platinum SQL and the write-off of the capitalized software and consulting fees, the Company has expended approximately $2.0 million on hardware and software upgrades for its Year 2000 compliance. The Company does not currently anticipate that it will incur any additional material expenditures for such Year 2000 compliance. These costs do not include any costs associated with any third party being Non-Year 2000 Compliant, nor do such costs include internal personnel costs (primarily salaries and benefits), which the Company does not separately track and do not include any contingency plan costs.

      The Company has not developed a contingency plan with respect to any Year 2000 compliance issues based upon the Company's inquiries of its suppliers and customers. This is because the Company does not presently believe that its operations will be materially impacted by a failure of its suppliers or customers to remediate their own Year 2000 Problem, if any. Such plans may be developed as and if the need arises.

      Statements included in this Year 2000 Readiness Disclosure are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include risks and uncertainties, including but not limited to the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and/or output dates in the year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in this Report.

Forward-Looking Statements

      This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, including (a) the short-term nature of the Company's customers' commitments, (b) patterns of capital spending by customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) the intense competition in the markets for the Company's products and services; (iii) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to prospective and existing clients; (iv) the Company's ability to attract, hire, train, and retain qualified technical personnel in a highly competitive and tight labor market; (v) the Company's substantial reliance on a concentrated number of key customers; (vi) the Company's dependence on vendor authorizations to resell certain computer products and to provide related services; (vii) the Company's dependence on certain aggregators for a substantial portion of its products acquired for resale; (viii) the Company's reliance on the continued services of key executive officers and salespersons; and (ix) the possibility that the currently installed computer systems, software products or other business systems of the Company or its distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and/or output dates in the Year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed herein.

Results of Operations

Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998

      Net Sales. Net sales decreased by 7.7%, or $3.4 million, to $40.2 million for the third quarter of 1999 from $43.6 million for the third quarter of 1998. Product sales decreased by 15.0%, or $4.6 million, to $25.8 million for the third quarter of 1999 from $30.4 million for the third quarter of 1998. This decline in product sales was primarily attributable to substantially reduced business from two predominantly low-margin product accounts, partially offset by increased business with other customers, as well as lower average selling prices due to increased competition. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices and the Company's decision not to pursue low-margin business. Services and support revenue increased by 9.1%, or $1.2 million, to $14.4 million for the third quarter of 1999 from $13.2 million for the third quarter of 1998. This increase is due to higher demand from existing clients and the addition of new customers.

      During the third quarter of 1999, sales to Mercedes Benz, USA and PSE&G accounted for approximately 24% and 16%, respectively, of the Company's net sales. There can be no assurance that such customers will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

      Gross Profit. The Company's gross profit declined by 6.6%, or $0.6 million, to $7.7 million for the third quarter of 1999 from $8.3 million for the third quarter of 1998. Measured as a percentage of net sales, the Company's overall gross profit margin increased to 19.2% of net sales for the third quarter of 1999 from 19.0% for the third quarter of 1998. Gross profit margin attributable to product sales decreased to 10.0% for the third quarter of 1999 from 12.2% for the third quarter of 1998 due to downward pricing pressure on product sales. The Company expects that downward pricing pressure on products will continue, and there can be no assurance that the Company will be able to improve its margins on product sales in the foreseeable future. Gross margin attributable to services and support revenue increased to 35.7% of services and support revenue for the third quarter of 1999 from 34.4% for the third quarter of 1998 due to higher utilization rates for service personnel during the current quarter. During the third quarter of 1999, services and support contributed 66.6% of the Company's gross margin dollars, as compared to 55.0% during the third quarter of 1998.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses remained contant at $7.2 million for both the third quarter of 1999 and 1998. During the third quarter of 1999, the Company increased its accounts receivable reserve by $1.5 million to reflect potentially uncollectable amounts. This increase was offset by lower salaries and payroll-related expenses relating to reductions in staff, decreases in variable sales expenses, and lower rent expense attributable to the subleasing of excess space.

      (Recovery) Write-off of Capitalized Asset. During the third quarter of 1998, the Company recorded a charge of $2.5 million to reflect a one-time write-off of capitalized software and consulting fees associated with the Company's termination of implementation of an integrated accounting software program. In the third quarter of 1999, the Company was able to recover $139,000 of such costs written-off during the third quarter of 1998.





Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Net sales. Net sales decreased by 23.5%, or $31.5 million, to $102.5 million for the first nine months of 1999 from $134.0 million for the first nine months of 1998. Product sales decreased by 30.0%, or $27.4 million, to $64.1 million for the first nine months of 1999 from $91.5 million for the first nine months of 1998. The decline in product sales was primarily attributable to substantially reduced business from two predominantly low-margin product accounts, as well as lower average selling prices due to increased competition. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices and the Company's decision not to pursue low-margin business. Services and support revenue decreased by 9.6% or $4.1 million, to $38.4 million for the first nine months of 1999 from $42.5 million for the first nine months of 1998. This decline was primarily attributable to decreased demand from existing customers, partially offset by increased services business from new customers during the third quarter of 1999, and loss of services business directly related to the product accounts referenced above.

      In the first nine months of 1999, sales to Mercedes Benz, USA; PSE&G and Summit Bank accounted for approximately 13%, 13% and 10% of the Company's net sales, respectively. There can be no assurance that such customers will continue to place product orders with the Company or engage the Company to perform services and support at existing levels.

      Gross Profit. The Company's gross profit decreased by 24.0%, or $6.1 million, to $19.1 million for the first nine months of 1999 from $25.2 million for the first nine months of 1998. Total gross profit margin decreased to 18.7% of net sales for the first nine months of 1999 from 18.8% for the first nine months of 1998. Gross profit margin attributable to product sales decreased to 10.5% for the first nine months of 1999 from 12.3% for the first nine months of 1998, primarily due to downward pricing pressure on product sales. The Company expects that downward pricing pressure on products will continue, and there can be no assurance that the Company will be able to improve its margins on product sales in the foreseeable future. Gross profit margin attributable to services and support revenue decreased to 32.3% of services and support revenue for the first nine months of 1999 from 32.8% for the first nine months of 1998. The decrease in such gross profit margin was primarily attributable to lower utilization of billable personnel in the first quarter of 1999. During the first nine months ended September 30, 1999, services and support revenue contributed 64.9% of the Company's gross margin dollars, as compared to 55.3% during the nine months ended September 30, 1998.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 6.6%, or $1.4 million, to $19.4 million for the first nine months of 1999 from $20.8 million for the first nine months of 1998. The decrease in selling, general and administrative expenses was primarily attributable to lower variable selling expenses related to the decrease in net sales, lower salaries and payroll related cost due to staff reductions as compared to the prior year period and reduced marketing costs. Such decreases were partially offset by the increase in the Company's accounts receivable reserve of $1.5 million during the third quarter of 1999 to reflect potentially uncollectable amounts.

      (Recovery) Write-off of Capitalized Asset. During the third quarter of 1998, the Company recorded a charge of $2.5 million to reflect a one-time write-off of capitalized software and consulting fees associated with the Company's termination of implementation of an integrated accounting software program. In the third quarter of 1999, the Company was able to recover $139,000 of such costs written-off during the third quarter of 1998.




Liquidity and Capital Resources

      During the first nine months of 1999, as was the case throughout 1998, the Company funded its operations primarily from cash generated by operations. The Company's working capital was $36.6 million at September 30, 1999 and $35.4 million at December 31, 1998, and the Company is debt-free with the exception of $55,000 in capital leases as of September 30, 1999.

      During the nine months ended September 30, 1999, the Company used $3.6 million in operating activities. This was primarily due to increases in accounts receivable and inventories, offset by an increase in accounts payable and non-cash expenses relating to depreciation, amortization and bad debt. As measured in days sales outstanding, the Company's accounts receivable increased to 87 days at September 30, 1999 from 78 days at December 31, 1998.

      The Company sold 12,223 shares of common stock to employees in the third quarter. As of September 30, 1999, a total of 124,713 shares had been sold to employees under the 500,000 share Employee Stock Purchase Plan approved by the Company's shareholders in May 1998, and the Company has received an aggregate of $661,313 from such sales.

      The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation, pursuant to which, as of September 30, 1999, there were outstanding balances of $5.1 million and $4.2 million, respectively. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company. In connection with the Loan and Security Agreement entered into on September 30, 1998 with First Union National Bank (the "Bank") (see below), the Bank entered into an intercreditor agreement with IBM Credit Corporation and Finova Capital Corporation with respect to their relative interests in the aforementioned collateral.

      On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement, whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes, at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions, at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, the Company and the Bank entered into an amendment to the aforementioned Loan and Security Agreement, whereby the Bank extended the Company's credit facility for an additional year through September 30, 1999. As of September 28, 1999, the Company entered into a further amendment to the Loan and Security Agreement extending the existing credit arrangements through December 31, 1999.

      The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 24 months.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.



                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.    Other Information.

           Early Termination of New York City Lease. As of October 6, 1999, the Company entered into a Lease Termination and Surrender Agreement with the landlord of its leased premises at 460 West 34th Street, pursuant to which, in consideration of the sum of $125,000 payable to the Company and return of the Company's security deposit in the amount of $43,333.33, together with accrued interest thereon, the Company surrendered its leased space, and assigned all of its right, title and interest as sublandlord under a sublease for a portion of such space, to the landlord. The Company has since received the aforementioned sums from the landlord and leased alternative space in New York City more proximate to its clients.


Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibit.

         10.28 Second Amendment and Reaffirmation of Loan Documents dated September 28, 1999 by and among AlphaNet Solutions, Inc., The LearningNet, Inc. (f/k/a) NETtemps, Inc. and First Union National Bank.

         10.29 Revolving Note dated September 28, 1999 by and between First Union National Bank and AlphaNet Solutions, Inc.

         10.30 Lease Termination and Surrender Agreement dated as of October 6, 1999 by and between 460 West 34th Street Associates and AlphaNet Solutions, Inc.

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


                                             AlphaNet Solutions, Inc.





DATE: November 12, 1999                 By: /s/  Donald A. Deieso
                                           ----------------------------
                                           Donald A. Deieso
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




DATE:  November 12, 1999                By: /s/ David M. Gordon
                                            ----------------------------
                                            David M. Gordon
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)