Form 10-K
period 1999-12-31
ALPHANET SOLUTIONS INC
filed 2000-03-30
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-K


                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                   For the fiscal year ended December 31, 1999

                           Commission File No. 0-27042

                            ALPHANET SOLUTIONS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New Jersey                               22-2554535
---------------------------------           ------------------------------------
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


Yes                X                               No
              ------------                                    ------------



           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


           At February 29, 2000, 6,313,130 shares of Common Stock of the Company were outstanding. The aggregate market value of Common Stock held by non-affiliates on February 29, 2000, based on the last sales price on such date, was approximately $31,095,000.


                       DOCUMENTS INCORPORATED BY REFERENCE


           The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                 TABLE OF CONTENTS


                Item
Page

PART I     1.   Business......................................................2

           2.   Properties...................................................14

           3.   Legal Proceedings............................................14

           4.   Submission of Matters to a Vote of Security Holders..........15


PART II    5.   Market for the Company's Common Equity
                and Related Shareholder Matters..............................16

           6.   Selected Financial Data......................................16

           7.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition................18

           7A.  Quantitative and Qualitative Disclosure About Market Risk....32

           8.   Financial Statements and Supplementary Data..................32

           9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................32


PART III   10.  Directors and Executive Officers of the Company..............33

           11.  Executive Compensation.......................................33

           12.  Security Ownership of Certain Beneficial
                Owners and Management........................................33

           13.  Certain Relationships and Related Transactions...............33


PART IV    14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K......................................34

EXHIBIT INDEX................................................................35

FINANCIAL DATA AND SCHEDULES................................................F-1

SIGNATURES

                                     PART I

Item 1.        Business.

General

           AlphaNet Solutions, Inc. ("AlphaNet Solutions" or the "Company") is an information technology ("IT") professional services firm specializing in network design, operation, management, and security. Through its Enterprise Network Management Division, the Company also offers remote network management, call center support, and managed security services. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor.

           Major professional services customers include PSE&G, Mercedes-Benz of North America, Summit Bank, Goldman Sachs & Co., Nabisco, Innovex, Matsushita Electronic, UGO Networks, Inc., Mobius Management and New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the "MTA").

            AlphaNet  Solutions has a 15-year history of responding  effectively to new opportunities in the fast-changing IT field. Starting as a product-focused reseller of technology hardware, the Company has over the years met the changing needs of its customers by transforming itself from a systems integrator to the Company it is today: an IT professional services and networking infrastructure services firm, focused on meeting the escalating high-technology needs of leading organizations in virtually every industry, including financial services, manufacturing, telecommunications, and pharmaceuticals.

           The  Company's   continued  expansion  of  its  capabilities  in  the
high-end, networking infrastructure professional services sector was evidenced by two recent key events:

o The purchase of a 30% preferred stock interest in nex-i.com inc. nex-i.com is a Princeton, New Jersey-based network services provider that installs fully integrated networks in multi-tenanted office buildings, so-called "Smart Buildings." As of January 2000, nex-i.com's services were used in seven buildings in New Jersey and metropolitan Philadelphia, representing over 1.5 million square feet of office space. Another 43 buildings, representing an additional 5.5 million square feet of office space, are under contract and being added to nex-i.com's network. The Company's investment in nex-i.com enables the Company to expand its presence and penetration within the small to mid-sized business sector by offering a wide range of network management, information security, network implementation, and Internet-related services to nex-i.com's customers.

o The divestiture of the Company's telecommunications business. Effective December 31, 1999, the Company divested its telecommunications business consistent with the Company's migration strategy from the low-margin product-provider niche to the high-end IT network infrastructure consulting services field.

           The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun

Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with major aggregators of computer hardware and software, Ingram Micro, Inc. ("Ingram"), Pinacor, Inc., an affiliate of MicroAge, Inc. ("Pinacor"), and Tech Data Corporation ("Tech Data"), the Company provides its customers with competitive pricing and such value-added services as electronic product ordering, product configuration, testing, warehousing and delivery.

           AlphaNet Solutions was incorporated in the State of New Jersey in 1984 under the name AlphaTronics Associates, Inc. In December 1995, the Company changed its name to AlphaNet Solutions, Inc. The address of its principal executive offices is 7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927, and its telephone number is (973) 267-0088.

           "AlphaNet Solutions," eMobile Solutions and the Company's logo are marks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.


Forward-Looking Statements

           Certain statements are included in this Annual Report on Form 10-K which are not historical and are "forward-looking," and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding the anticipated growth in the IT markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of AlphaNet Solutions' new service offerings and the utilization of such services by our customers, and trends in future operating performance, are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control, including (a) the short-term nature of our customers' commitments, (b) patterns of capital spending by our customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for our products and services; (iv) our ability to effectively manage our growth which will require us to continue developing and improving our operational, financial and other internal systems; (v) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (vi) our ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (vii) our substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by AlphaNet Solutions, such as our ability to integrate acquired operations and to retain key customers and personnel of the acquired business; and (ix) our reliance on the continued services of key executive officers and salespersons. The possibility that the currently installed computer systems, software products or other business systems of our distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. Such risks and uncertainties may cause our actual results to differ materially from the results discussed in the forward-looking statements contained in this Annual Report.

Industry Background

           For most organizations today, IT is no longer just a support function, but an increasingly essential competitive tool. The need to distribute and access data on a real-time basis within and between organizations--and the rapid proliferation of Internet-based technology--is redefining the way people and organizations "connect."

           Wide Area Network (WAN) and Local Area Network (LAN) connections are being augmented--and in an increasing number of cases, replaced--by web-based infrastructures. The resulting efficiencies have made possible the creation of worldwide channels of information that redefine the speed with which people communicate, make decisions, and conduct business. The design, operation, and maintenance of these information networks have become increasingly complex tasks for many organizations. Typically, to simply get the network operational, organizations must conduct assessments and make decisions in several key areas:

o          Workstation platform, peripherals, and software applications.
o          Optimal network design.
o          Network security.
o The level of network support required to assure reliable, cost-effective operation.

           The sheer complexity of creating, maintaining, and protecting the networks has spurred an increasing number of organizations to rely on IT professional service firms to help with every aspect of their IT operations, freeing them to focus on their core businesses.

           With the demand for IT professionals dramatically exceeding supply--a market condition expected to continue--AlphaNet Solutions is well-positioned for growth. We engage our clients through professional service contracts that typically reflect one of three primary forms: project execution, outsourcing or delegated management, or staff augmentation. In all cases, AlphaNet Solutions applies the talent and project management skills of the organization to achieve the client's goals.

           AlphaNet Solutions has proven adept at responding effectively to the needs of this evolving marketplace. As it transforms to a high-end network infrastructure services company, AlphaNet Solutions is becoming uniquely positioned to capitalize on the emerging networking opportunities by helping organizations respond to the needs of their own changing markets.

Services

           AlphaNet Solutions' wide range of services includes remote network management, information security services, Internet-related services, network consulting, workstation support, application development, help desk, and professional development services. In 1999, services accounted for 39% of the Company's net sales and 69% of its gross profit.

Professional Services

           The Company's Professional Services organization provides customers with a wide array of IT services on a 24-hour, seven-days-a-week basis. Services include:

o Network and systems design
o Local and Wide Area Network implementation, installation and administration
o Complete project  management  services
o Technical  staffing for  strategic IT projects
o LAN/WAN performance  analyses and messaging systems
o System migration and upgrade services
o New  technology  feasibility  studies and impact  analyses
o End-user support services and system requirement analyses

           The Professional Services Division also provides advanced network support services for many industry-leading manufacturers' products including Microsoft, Cisco, Intel, Novell, Sun Microsystems, Nortel Networks, and Compaq.

           As many large and mid-sized corporations continue to outsource portions of their MIS requirements, the Company will continue to expand its services to companies in its target markets.

Enterprise Network Management Services

           As part of its overall mission to offer complete IT solutions, the Company's Enterprise Network Services Center ("Center") provides remote network monitoring, resolution management, performance reporting, desktop management and system administration services through dedicated communication links to its customers' networks. As a single-point-of-contact installation, the Center is a central component of the Company's total system management and support service offerings. The Center is operational 24 hours a day, seven days a week and is staffed with highly trained and experienced Network Consultants.

           The Center offers proactive problem resolution by monitoring components of a customer's network, including file servers, routers, database servers, concentrators, workstations and printers; and managing the customers' networks to maximize their efficiency and minimize system downtime, promptly notifying customers of problems as they occur, and remedying such problems. The customers are thereby free to focus on their core business, while the Company monitors and manages the day-to-day operations of the customers' network. The Center represents the Company's continued investment in leading-edge technology and dedication to providing its customers with advanced IT solutions.

           The Company provides end-to-end network services to remote locations from a single point in New Jersey. The Center allows the Company to market its services to virtually any networked organization. The high demand for technical resources, coupled with an increasing need for operational efficiency and network security, will lead many organizations to utilize remote network service options as a way to maximize labor resources, ensure greater network security, and realize cost savings.

Information Security Services

           Vulnerability to security breaches - from hackers to serious corporate saboteurs - grows in almost direct proportion to the rate at which companies expand their networks. The Company provides Information Security solutions to help its customers protect their networks and mission-critical business applications and resources. Information Security Engineers perform security and risk assessments to identify exposures and the business impact of a network intrusion or compromise. Information Security Engineers write and review Information Security Policies. The Company offers Information Security awareness training and materials, including on-line Computer Based Training (CBT). Based on the client's risk tolerance, Information Security Engineers will design and implement secure solutions to address vulnerabilities and protect mission critical systems and information, such as e-mail, Internet/Intranet and e-commerce sites, customer data and intellectual property.

           The  Company  maintains   Certified   Information   Systems  Security
Professionals (CISSP's) on staff. CISSP's are recognized throughout the security industry for the depth and breadth of their security expertise.

           The Company maintains strong partnerships with information security vendors including WatchGuard Technologies, Inc., Cisco Systems, Checkpoint Software, and RSA Security.

Internet Services

           The Company provides Internet-related services, including secure Internet access, training, and web site design, development and maintenance. The Company offers its customers web sites that are independently maintained on a secure network through the use of such security technologies as firewalls and encryption devices. The Company provides the necessary consulting, hardware, and software installation services so that its customers have direct access to the Internet while AlphaNet Solutions monitors and maintains their web sites using the Company's state-of-the-art remote network management system.

           Web site design, development and maintenance services include user interface design, web site graphic design, content creation, and management. Through customized courses at its Learning Centers, the Company also provides training on Internet access and navigation.

eMobile SolutionsSM

           Recognizing that the corporate business community is going "mobile," the Company has re-focused the efforts of its existing Product Support Center
(PSC) into a new business offering that focuses on the needs of mobile users: eMobile SolutionsSM. The eMobile Solutions Business Unit leverages the Internet to provide innovative infrastructure support services that enable businesses to support their growing population of mobile employees. Target markets include Fortune 1000 corporations with a large population of mobile assets, such as laptops or other portable computing devices. These assets are often deployed to a large group of mobile sales people for use in a sales force automation (SFA) environment, but they may also be used as desktop replacements for a subset of their overall user population.

           By leveraging the Internet and the eMobile Support Center (eMSC) facility, AlphaNet Solutions provides fast and reliable system repairs, identical spare unit replacements, configuration of hardware and software, data backup and asset tracking. These services are also designed to leverage existing AlphaNet Solutions service offerings that can be combined into a tightly integrated business solution. These include help desk services, network monitoring, and web-based training services. In addition, the eMSC is ideally suited to facilitate an organization's technology replacement and upgrade needs. From the acquisition and deployment of new technology to the collection and disposal of old technology, the eMSC can provide a complete life cycle management solution for corporate mobile workforces.

Application Development

           As part of an enterprise management solution, the Company provides application development consulting services primarily on a time and materials basis. These services include customized application design and development, enterprise resource planning, object-oriented and client/server development, and database development services. The Company's Application Development Consultants are highly trained professionals with extensive experience in application development and project management. When developing applications, specific, proven methodologies are implemented for successful and timely completion of all projects. The Consultants assist customers through all phases of the application development process, from gathering business requirements to writing specifications to programming, testing and documenting.

           As systems migrate from traditional client/server models to the highly scalable and distributed model of web-based solutions, many companies
require  technical   assistance  to  complete  the  transition.   The  Company's
Application Development team helps organizations meet every challenge of this transition, from accessing information in ERP data warehouses to building business-to-business applications or solving Intranet and enterprise application development needs.

Professional Development Services

           AlphaNet Solutions is authorized and certified by Microsoft, Novell, Lotus, Citrix, HyCurve and Gartner Institute to offer training classes related to their specific technologies. These classes are utilized by a variety of customers, including network administrators, MIS executives, professional and administrative end-users, as well as the Company's own employees. Many of the courses offered provide attendees with the knowledge to earn specific professional certifications.

           The Company offers training in a variety of venues, including the client's facilities, the Company's two education facilities ("Learning Centers"), and over the Internet. Training at the Learning Centers focuses on technical and business skills courses for customers, employees, and the general public.

           The Learning Centers are Prometric Authorized Testing Centers, which provide independent testing services for industry certifications.

           Training revenue is derived primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, and fees for self-directed learning purchased as web-delivered courses or self-study books.

           The Professional Development organization provides an ancillary benefit to the Company by reducing the Company's cost to train its technical workforce while providing the Company with highly skilled consultants. The Company believes that its Professional Development organization provides a strategic benefit in attracting technical talent to AlphaNet Solutions.

Help Desk and Call Center Services

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

Workstation Support Services

           The Company's workstation support personnel ("Workstation Analysts") provide customers with a wide array of IT services for end users, including hardware and software installations, system upgrades and enhancements, remedial and preventive maintenance, and management services. These support services are available 24 hours a day, seven days a week, depending on the needs of the Company's customers. The Workstation Analysts also provide customized configuration of software and hardware for workstations and servers and perform asset deployment services to customer sites.

           The Company's Workstation Analysts are authorized by many industry-leading manufacturers, including Compaq, Dell, Hewlett-Packard, IBM, NEC and Toshiba, to perform both in- and out-of-warranty maintenance services. The Company offers a warranty upgrade program to provide faster response and repair times, additional hours of coverage, warranty extensions and warranty administration services for customers who desire broader service offerings than those of the manufacturer. Many of the Workstation Analysts employed by the Company are "A+ Certified." The A+ Certification Program is sponsored by the Microcomputer Industry Association and is recognized by leading manufacturers as the industry-wide standard of professional competency for Workstation Analysts. The Company's Workstation Analysts service and support a wide variety of IT products, including microcomputers, printers and associated peripherals.

Products

           AlphaNet Solutions resells IT products from leading hardware manufacturers and software developers. In 1999, 61.0% of the Company's net sales and 31.0% of its gross profits were generated from product sales. Such products include workstations, servers, networking and communications equipment, enterprise computing products and application software. Through its established vendor alliances with Ingram, Pinacor and Tech Data, major aggregators of computer hardware and software, AlphaNet Solutions provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. The Company resells products from numerous industry-leading manufacturers of computer hardware, software and networking equipment. The Company obtains products from these manufacturers primarily through its relationships with Ingram, Pinacor and Tech Data. The Company's relationships with Ingram, Pinacor and Tech Data allow it to minimize inventory risk by ordering products primarily on an as-needed basis. The Company believes that, in most instances, the cost-plus purchases from Ingram, Pinacor and Tech Data are at prices lower than those which could be obtained independently from the various manufacturers and other vendors. The Company utilizes electronic ordering and pricing systems that provide real-time status checks on the aggregators' extensive inventories. The Company maintains electronic data interchange links to other suppliers as well, enabling its sales team to schedule shipments accurately, arrange for product configuration services and provide online pricing.

Sales and Marketing

           The Company currently focuses its sales and marketing efforts on major corporations in its target markets through its sales and marketing departments consisting of 45 employees as of December 31, 1999. The Company believes that its direct sales and support personnel provide effective account penetration and management, enhanced communications and long-term relationship-building with its existing customers. To date, the Company has focused its sales and marketing efforts on Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. Given the concentration of major corporations in this region and the trend toward outsourcing of IT services, the Company does not currently anticipate the need to expand the geographic scope of its sales and marketing efforts.

            During 1999, the Company initiated a reorganization of its sales force to focus its solutions offerings to key business sectors: Banking, Healthcare, Insurance, Chemicals, Internet, Investment and Commercial Banking, Manufacturing, Pharmaceuticals, Telecommunications, Transportation, and Utilities. The Company has identified several target clients within each of these sectors and focuses principal attention on cultivating new and additional business from these clients. In addition, the Company has initiated intensive efforts to market its remote network management services to middle-market and smaller companies that lack or do not wish to invest in the IT infrastructure and personnel otherwise required to maintain their networks.

           Each salesperson's compensation is, in whole or in part, commission-based. Sales personnel derive sales leads from individual business contacts, leads generated by the marketing department's efforts and customer referrals from suppliers and vendors.

           The Company's sales and marketing focus continues to be technology driven, with its Network Consultants and Workstation Analysts participating with its direct sales personnel as part of the Company's team approach to sales. The Company's sales personnel also participate in training programs designed by manufacturers to introduce their new and upgraded products, as well as to provide industry information and sales technique instruction. The Company believes that it maintains a competitive advantage by continually educating its sales force on the latest technologies and through the increased role of high-level technical personnel in the sales process.

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

Customers

           The Company's major customers include many Fortune 1000 corporations in a variety of industries. The Company's major customers include:

     PSE&G                                                 Nabisco
     Mercedes-Benz of North America                        Innovex
     Summit Bank                                           Matsushita Electric
     Goldman, Sachs & Co.                                  UGO Networks, Inc.
     Credit Suisse First Boston                            Mobius Management

           During 1999, PSE&G and Mercedes-Benz of North America accounted for 13% and 12%, respectively, of the Company's net sales. During the fiscal year ended December 31, 1998, KPMG LLP accounted for approximately 15% of the Company's net sales. During the fiscal year ended December 31, 1997, Nabisco and KPMG LLP accounted for 16% and 15%, respectively, of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 1999. Sales to the Company's top ten customers totaled approximately 65%, 66% and 69% of net sales for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively. In December 1997, the Company entered into a four-year, $20.4 million contract ("MTA Contract") with the MTA to furnish and install local and wide-area computer network components throughout the MTA's over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The aggregate amount of this contract was subsequently increased to $20.6 million. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

           In general, there are no ongoing written commitments by customers to purchase products from the Company. All product sales by the Company are made on a purchase-order basis. In addition, the Company normally ships products within 30 days of receiving an order and, therefore, does not customarily have a significant backlog. Almost all services are provided through written commitments. In December 1997, the Company entered into the MTA Contract, under which the Company is the prime contractor responsible for project management, systems procurement and installation.

           A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company, or that orders by such customers will continue at their previous levels. The Company's service contracts generally are terminable upon relatively short notice. There can be no assurance that the Company's service customers will continue to enter into service contracts with the Company or that existing contracts will not be terminated.

Suppliers

           The Company relies on manufacturers and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components sold and serviced by the Company. The Company primarily utilizes Ingram, Pinacor and Tech Data, major aggregators of computer hardware and software, to procure the majority of its products for resale to its customers.

           The Company has purchased products on a cost-plus basis from Pinacor since the Company's inception in 1984. In July 1994, the Company renewed its agreement with Pinacor. Under such agreement, the Company is required to purchase a minimum of $100,000 of products from Pinacor per quarter. During 1999, 1998 and 1997, the Company purchased from Pinacor approximately 22%, 29% and 36%, respectively, of the products sold by the Company. Such purchases totaled approximately $16.5 million, $30.1 million, and $47.0 million during such respective periods. The Pinacor agreement may be terminated by the Company with or without cause upon 90 days prior written notice and may be terminated by Pinacor under limited circumstances upon 90 days prior written notice. The Company also purchases computer products from Ingram and Tech Data on a cost-plus basis. The Company's relationship with Ingram was initiated by the Company in late 1994 to help assure availability and competitive pricing to the Company's customers. The Company's purchases from Ingram accounted for approximately 57%, 47% and 50% of the Company's total product purchases in 1999, 1998 and 1997, respectively. Such purchases totaled approximately $41.9 million, $48.4 million and $65.1 million during such respective periods. The agreement with Ingram may be terminated with or without cause by either party upon 30 days prior written notice. The Company initiated its relationship with Tech Data in 1998. During 1999 and 1998, the Company purchased from Tech Data approximately 10% and 5%, respectively, of the products sold by the Company. These purchases totaled approximately $7.5 million and $5.3 million during such respective periods. The agreement with Tech Data may be terminated with or without cause by either party upon 30 days prior written notice. The Company's agreements with Ingram, Pinacor and Tech Data provide for discounted pricing and rebates provided that the Company meets agreed-upon purchase level targets. The balance of the Company's purchased products were obtained from multiple sources, none of which accounted for 10% or more of the products sold by the Company.

           In addition to its agreements with Ingram, Pinacor and Tech Data, the Company maintains standard authorized dealership agreements directly with many leading manufacturers of computer hardware and software. Under the terms of these agreements, the Company is authorized to resell to end users and provide warranty service on the products of such manufacturers. The Company's status as an authorized reseller facilitates the operation of the Company's business. In general, the agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. Many of such agreements are based upon the Company's continued relationships with authorized aggregators. The Company, however, generally does not purchase products directly from these manufacturers because the Company believes that Ingram, Pinacor and Tech Data provide it with several advantages, including competitive pricing, limited inventory risk, ready product availability, product quality assurance, access to the various vendors which may be required on a particular project, electronic product ordering, product configuration, testing and warehousing. The Company has not entered into any long-term contracts with its suppliers, electing to purchase computers, computer systems, components and parts on a purchase order basis. As a result, there can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company.

Competition

           The markets for the Company's products and services are intensely competitive. The Company believes that the principal competitive factors in the market for IT products and services include price, customer service, breadth of product and service offerings, technical expertise, the availability of skilled technical personnel, adherence to industry standards, financial stability and reputation. The Company's competitors include specialty consulting and other IT services providers, established computer product manufacturers (some of which supply products to the Company), distributors, aggregators, computer resellers (many of which are able to purchase products at prices lower than the Company), and systems integrators. Many of the Company's current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than those of the Company. As a result, the Company's competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to the sale of IT products and services. Such competitors could also attempt to increase their presence in the Company's markets by forming strategic alliances with other competitors or customers of the Company, offer new or improved products and services to the Company's customers, or increase their efforts to gain and retain market share through competitive pricing. As the market for IT products has matured, price competition has intensified and is likely to continue to do so. This has resulted in continued industry-wide downward pricing pressure. Competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. Such competition in IT products and services has adversely affected, and likely will continue to adversely affect, the Company's gross profits, margins and results of operations. The Company believes there are low barriers to entry into its markets which enable new competitors to offer competing products and services. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

           The Company believes that it competes effectively by providing state-of-the-art networking design and management services and a wider range of high-quality IT professional services to the MIS departments and end users of its corporate customers. The Company also believes that it distinguishes itself from its competition on the basis of its technical expertise, competitive pricing, vendor alliances, relationships with Ingram, Pinacor and Tech Data, direct sales strategy and customer-service orientation. Based on the level of its recurring business with many of its large customers, the Company believes that it compares favorably to many of its competitors with respect to the principal competitive factors set forth above.

Employees

           As of December 31, 1999, the Company employed 579 full-time employees, of whom 450 were technical personnel (consisting of 260 Network Consultants, 162 Workstation Analysts, 13 Communications Technicians and 15 Instructors), 45 were engaged in sales and marketing, and 84 were engaged in finance, administration and management. The total number of technical personnel declined from 483 in 1998 to 450 in 1999. The Company implemented a reduction-in-force in June 1998 due to lower-than-expected demand for technical services from certain clients. In January 1999, the Company implemented a second reduction, eliminating 42 positions consisting principally of persons supporting products.

           None of the Company's employees are represented by a collective bargaining agreement. Substantially all employees have executed an invention assignment and confidentiality agreement. In addition, the Company requires that all new employees execute such agreement as a condition of employment. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is increasing competition for experienced sales and marketing personnel and technical professionals. The Company considers its relations with its employees to be good.

           The Company's success depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel, particularly for high-end network services. Competition with other service providers and internal corporate MIS departments for such personnel is intense, as many of its larger competitors are aggressively hiring technical personnel on a large scale. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel necessary to conduct and expand its operations successfully. The Company's ability to implement its strategy to expand and broaden the services component of its business and its results of operations could be materially adversely affected if it is unable to attract, hire, train and retain qualified technical personnel.

Item 2. Properties.

           The Company currently leases or subleases all of its facilities. The Company leases its headquarters in Cedar Knolls, New Jersey, totaling approximately 54,000 square feet of office space, of which 16,000 square feet was subleased to the Company in 1998 pursuant to a sublease agreement expiring in September 2000. Of this 16,000 square feet, almost 13,000 square feet was sublet by the Company commencing June 1999, which sublease expires in September 2000. The Company is currently negotiating for the direct lease from the landlord of the remaining 3,000 square feet through September 2003. The lease for the balance of the 54,000 square feet expires in September 2003 and contains renewal options for two additional five-year terms. During 1998, the Company entered into a lease for approximately 4,700 square feet of space at a facility adjacent to the Company's headquarters, which space the Company has subsequently sublet. The Company also leases a facility in Parsippany, New Jersey, which totals 5,253 square feet, which the Company has sublet pursuant to a sublease agreement expiring in May 2001. The Company leases office space for a Learning Center in Iselin, New Jersey, as well as its 15,000 square foot eMobile Support Center located in East Hanover, New Jersey. The Company leases approximately 5,410 square feet of office space in King of Prussia, Pennsylvania for the Company's Philadelphia-area sales office. The Company leased approximately 19,000 square feet of office space in Manhattan for its New York City area sales office and Learning Center. In October 1999, the Company entered into an agreement with the landlord of this space for early termination of its occupancy. The Company subsequently leased two smaller "shared office" facilities in New York City. The Company believes its headquarters, sales offices, Learning Center and eMobile Support Center are adequate to support its current level of operations. See Note 7 of Notes to Consolidated Financial Statements.


Item 3.    Legal Proceedings.

           On February 13, 1996, the Company, as plaintiff, filed a complaint and jury demand in the Superior Court of New Jersey Chancery Division, Morris County, against two former employees of the Company and their current employer (together, the "Defendants"). The complaint asserted a civil action for damages, a temporary restraining order and preliminary and permanent injunctive relief against the Defendants and alleged theft of services, theft of Company property, theft of corporate opportunity, and unauthorized use of Company credit cards by the Defendants. The Company sought restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Defendants asserted certain counterclaims against the Company and certain of its present and former directors. In January 1998, the parties consented to the suspension of discovery proceedings pending mediation of all claims. In August 1999, the parties entered into a settlement in principle, subject to the execution of mutually acceptable settlement agreements and releases, and the court issued an Order of Disposition. Pursuant to the terms of the Order of Disposition, the Defendants agreed to pay the Company approximately $370,000 in consideration of a full release of all claims by the Company against the Defendants. (With respect to this matter, the Company previously received approximately $183,000 from an insurance carrier.) The Defendants also agreed to drop their counterclaims against the Company and its directors. Subsequent to the issuance of the Order of Disposition, the parties were unable to agree upon the terms of a definitive settlement agreement, precipitating the need for further mediation of the litigation, which is ongoing. In connection with this litigation, the Company's Chairman and principal shareholder agreed in connection with the Company's 1996 initial public offering to indemnify the Company for any and all losses which the Company sustained, up to $1,000,000, arising from or relating to the alleged wrongful conduct of the Defendants. The Chairman paid $675,000 of his personal funds to the Company in furtherance of this agreement. Pursuant to an amendment to the indemnification agreement adopted by the Company's Board of Directors in February 2000, upon collection by the Company of the aforementioned settlement proceeds, the Company will reimburse the Chairman for the $675,000 which he previously advanced to the Company.

           On June 30, 1998, Bruce Flitcroft ("Flitcroft"), the Company's former Corporate Vice President, Technology Services, filed suit in the Superior Court of New Jersey, Morris County, against the Company and the Chairman of the Company alleging, among other things, breach by the Company of Flitcroft's employment agreement and failure to pay an alleged bonus arising from the Company's 1990 acquisition of Datar IDS Corp. and/or pay, pursuant to an alleged oral promise, an alleged one million-dollar severance payment in lieu of such bonus. On July 16, 1998, without knowledge of the suit filed by Flitcroft, the Company filed suit against Flitcroft and Alliant Technologies, Inc. ("Alliant"), a company believed to be owned and/or operated by Flitcroft, alleging, among other things, breach of contract and conspiracy to usurp corporate assets and opportunities. The Court directed arbitration of the claims, which commenced in March 1999. The Company obtained insurance coverage for some of the claims in dispute. The Company's Board of Directors authorized the Company to defend the Chairman of the Company and approved his indemnification by the Company. In August 1999, the parties settled all of their claims against one another.

      The Company has no knowledge of any other material litigation to which it is a party or to which any of its property is subject.


Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.

           The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ALPH." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market.

                                               Quarter ended
                                     1999                        1998
                               High        Low              High          Low
                               ----        ---              ----          ---

March 31 (1st qtr.)           $6 3/4      $3 7/32         $14 5/8      $11 1/2

June 30 (2nd qtr.)             5 1/2       2 29/32         14 3/8        9 1/2

September 30 (3rd qtr.)        5           4 1/16          11 3/8        4 3/8

December 31 (4th qtr.)         5 5/8       3 1/8            5 7/8        2 7/8


           The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

           On February 29, 2000, the closing sale price for the Common Stock on the Nasdaq National Market was $8.625 per share. As of February 29, 2000, the approximate number of holders of record of the Common Stock was 295 and the approximate number of beneficial holders of the Common Stock was 3,900.

           Since going public in 1996, the Company has not paid any dividends. The Company presently has no plans to pay dividends in the foreseeable future.


Item 6.    Selected Financial Data.

      The selected consolidated financial data presented below has been derived from the consolidated financial statements of the Company as audited by PricewaterhouseCoopers LLP, independent accountants. Consolidated balance sheets at December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and notes thereto appear elsewhere in this Annual Report on Form 10-K. The selected financial data presented below at December 31, 1997, 1996 and 1995 and for the years ended December 31, 1997 and 1996 has been derived from audited financial statements which are not included in this Annual Report on Form 10-K.

      The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.


                                                                         Year Ended December 31,
   -----------------------------------------------------------------------------------------------------------------------
                                                            1999          1998       1997(1)       1996(2)          1995
                                                                  (in thousands, except per share data)
   Statement of Income Data:
   Net sales:
      Product...................................        $ 83,298     $ 116,908      $147,602      $ 99,468      $ 62,516
      Services and support......................          53,265        54,628        43,790        20,137        11,500
                                                        --------     ---------      --------      --------      --------
                                                         136,563       171,536       191,392       119,605        74,016
                                                        --------     ---------      --------      --------      --------
   Cost of sales:
      Product...................................          75,409       103,522       130,314        88,218        54,579
      Services and support......................          35,493        37,058        29,013        12,915         6,869
                                                        --------     ---------      --------      --------      --------
                                                         110,902       140,580       159,327       101,133        61,448
                                                        --------     ---------      --------      --------      --------
      Product...................................           7,889        13,386        17,288        11,250         7,937
      Services and support......................          17,772        17,570        14,777         7,222         4,631
                                                        --------     ---------      --------      --------      --------
                                                          25,661        30,956        32,065        18,472        12,568
                                                        --------     ---------      --------      --------      --------
   Operating expenses:
      Selling, general & administrative.........          24,743        27,505        22,761        12,747         8,393
      (Recovery) write-off  of capitalized asset(3)         (139)        2,476           -             -             -
                                                        --------     ---------      --------      --------      --------
                                                          24,604        29,981        22,761        12,747         8,393
                                                        --------     ---------      --------      --------      --------
   Operating income.............................           1,057           975         9,304         5,725         4,175
   Other income (expense), net..................             879           359            61           129          (86)
                                                        --------     ---------      --------      --------      --------
   Income before income taxes...................           1,936         1,334         9,365         5,854         4,089
   Provision for income taxes(4)................             794           623         3,844         1,970           124
                                                        --------     ---------      --------      --------      --------
   Net income...................................        $  1,142          $711      $  5,521      $  3,884      $  3,965
                                                        ========     =========      ========      ========      ========

   Earnings per share - Basic...................        $   0.18     $    0.11      $   0.97      $   0.83      $   1.17
                                                        ========     =========      ========      ========      ========
   Weighted average shares outstanding..........           6,253         6,272         5,719         4,690         3,400
                                                        ========     =========      ========      ========      ========
   Earnings per share - Diluted.................        $   0.18     $    0.11      $   0.93      $   0.82      $   1.17
                                                        ========     =========      ========      ========      ========
   Weighted average shares outstanding..........           6,265         6,331         5,905         4,737         3,400
                                                        ========     =========      ========      ========      ========

                                                                           As of December 31,
   -----------------------------------------------------------------------------------------------------------------------
                                                            1999         1998           1997           1996         1995
                                                            ----         ----           ----           ----         ----
                                                                             (in thousands)
   Balance Sheet Data:
      Working capital...........................        $37,841      $35,375         $33,123        $14,407      $ 5,033
      Total assets..............................         56,021       61,894          72,541         43,647       18,770
       Long term debt and capital lease obligations,
         less current portion...................             31           49             -               41          590
      Shareholders' equity......................         43,834       42,536          41,722         18,921        6,574
   -----------------------------------------------------------------------------------------------------------------------

(1) On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.5 million, including acquisition costs. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(2) On July 24, 1996, the Company acquired certain assets of Lior, Inc., in a business combination accounted for under the purchase method, for $1.1 million, including acquisition costs, financed with a portion of the proceeds from the Company's initial public offering. The operations related to the acquired assets of Lior are included in the accompanying consolidated financial statements subsequent to July 24, 1996.

(3) Reflects a one-time write-off in 1998 of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof. In 1999, the Company was able to recover $139,000 of such costs.

(4) Prior to March 19, 1996, the Company had elected to be treated as an S Corporation for federal and, in certain cases, state income tax purposes. Therefore, prior to such date, the Company recorded no provision for federal income taxes and recorded a reduced provision for state income taxes.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

           The Company is an IT professional services firm specializing in network design, operation, management, and security, offering related products and services to Fortune 1000 and other large and mid-sized companies located primarily in the New York to Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software products, and since 1990, has been developing and offering related IT services. To date, a majority of the Company's net sales continue to be derived from IT product sales. However, as a result of the Company's decision to de-emphasize low-end product sales and focus on the high-end professional services market, the percentage of the Company's revenue from product sales has declined sharply from approximately 85% of total revenue in 1995 to approximately 61% of total revenue in 1999, while the percentage of revenue related to services has increased during the same period from approximately 15% in 1995 to approximately 39% in 1999. The Company anticipates that this trend will continue in 2000.

      The Company has entered into distribution agreements with Ingram, Pinacor and Tech Data, three of the nation's largest aggregators, to acquire most of its IT products for resale. The Company's relationship with Pinacor commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationship with Ingram in 1994. The Company initiated its relationship with Tech Data in 1998. The distribution agreements with Pinacor, Ingram and Tech Data give the Company access to these aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During 1999, the Company acquired approximately 57%, 22% and 10% of its products for resale from Ingram, Pinacor and Tech Data, respectively.

      Except for the MTA Contract entered into in December 1997, there are no ongoing written commitments by customers to purchase products from the Company and all product sales are made on a purchase-order basis. As the market for IT products has matured, price competition has intensified and is likely to continue to intensify. During 1999 and 1998, the Company's gross profits, margins and results of operations were adversely affected by such continued product pricing pressure and by a significant reduction in product purchase orders from the Company's customers. In addition, the Company's gross profits, margins and results of operations could be adversely affected by a disruption in the Company's sources of product supply.

      The Company offers enterprise network management, information security, Internet-related, eMobile Solutions, applications development, professional development, help desk, and workstation support services. Services and support revenue is recognized as such services are performed. Most of the Company's services are billed on a time-and-materials basis. The Company's professional development and services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs, which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers. This intense competition has caused the Company's billing margins to be lower than they might otherwise have been.

      The Company implemented a reduction-in-force in June 1998 due to lower-than-expected demand for the Company's services from certain clients. In
January 1999, the Company implemented a second reduction, eliminating 42 positions, consisting principally of persons supporting product sales which, as noted earlier, the Company is de-emphasizing. Adjustments to the size of the Company's workforce will continue as necessary in order for the Company to meet the needs of its clients.

      The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Except for products in transit or products awaiting configuration at a Company facility, the Company generally does not maintain large inventory balances. The Company's primary vendors have announced or instituted changes in their price protection and inventory management programs as a direct result of changes in such policies by manufacturers. Specifically, they have announced that they will (i) limit price protection to that provided by the manufacturer, generally less than 30 days, rather than the unlimited protection previously available; and (ii) restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased, during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions. At the present time, the Company does not believe these changes in the vendor policies will have a material impact on its business. Other than changes in such price protection and return policies, the Company is unaware that any of its suppliers or manufacturers have changed or intend to further change these programs. There can be no assurances that any such rebates, discounts or incentives will continue at historical levels, if at all. Further adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

      The Company's cost of sales includes primarily, in the case of product sales, the cost to the Company of products acquired for resale, and in the case of services and support revenue, salaries and related expenses for billable technical personnel. The Company's selling, general and administrative costs consist of operating expenses, including personnel and related costs, such as sales commissions earned by employees involved in the sales of IT products, services and support. Personnel costs also include direct sales, marketing and sales support, and general and administrative personnel costs. Sales commissions are recorded as revenue is recognized.

      During the last three fiscal years, the gross margins earned on services and support sales decreased from 33.7% for 1997, to 32.2% for 1998, and then increased to 33.4% for 1999. The previous decline in gross margins was attributable to increased competition, lower utilization rates, the impact of the MTA Contract, and services and support revenue increasing at a slower rate than related personnel and recruiting costs. Also, declines in product and services support sales resulted in lower utilization rates and margins. In response to these trends, the Company emphasized its higher margin, value-added services and support offerings, including network integration, applications development and Internet-related offerings. As a result of the focus on higher margin services, the gross margins earned in 1999 increased to 33.4%.

      The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its customers' IT product requirements and its long-term relationships with large customers, positions the Company to continue growing the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. However, in the near term, the Company believes that product sales will continue to generate a significant percentage of the Company's gross profit. The Company believes that, as a single-source provider of IT products, services and support, it is able to earn margins higher than it would earn if it sold products only.

     The Company's net sales, gross profit, operating income and net income have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

           The Company's operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are primarily fixed costs. The Company's expense levels are based in part on expectations of future revenues. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. Depending upon the availability of qualified technical personnel, during periods of rapid growth, the Company has utilized, and in the future is likely to utilize, contract personnel, which adversely affects gross margins. If the Company continues to successfully expand its service offerings, periods of variability in utilization may continue to occur. In addition, the Company is likely to incur greater technical training costs during such periods.

           In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA's over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day. While the Company is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays would not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, managed by the New York City Controller's office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

           The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed a further written submission with the DRO on March 23, 2000. It is not yet known when or how the DRO will rule on the Company's appeal. Under the terms of the MTA Contract, the Company is entitled to appeal any adverse determination of the DRO to the trial-level court in the State of New York. The Company believes that its request for equitable adjustment constitutes a valid claim under the MTA Contract. There can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. However, as a result of changes in work rules and operating procedures, increased cooperation from MTA personnel, realization of increased operating efficiencies, improvements in project management and potential outsourcing of certain future cabling work, the Company currently estimates that aggregate costs will approximate contract revenues, excluding any equitable adjustment which may be approved by the MTA. Consequently, the Company is recording revenues under the MTA Contract equal to costs incurred. For the years ended December 31, 1999 and 1998, revenues recorded in connection with the MTA Contract amounted to approximately $3.5 million and $6.0 million, respectively, and no profit has been recognized.

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

       Over the past several years, based upon its business needs, the Company has purchased and installed hardware and software that are represented by the manufacturers to be Year 2000-Compliant. In July 1999, the Company replaced its former integrated accounting system, which was not Year 2000-Compliant, with Platinum SQL Software, which is Year 2000-Compliant. Based upon the representations of the manufacturers of hardware and software used by the Company, and the provider of the Platinum SQL Software, the Company believes that all of its internal business systems, including its computer systems, are Year 2000-Compliant.

      The Company resells IT products of leading hardware manufacturers and software developers. As a result, the Company has no control over the developments of such third parties' computer systems, software products or other business systems developed by such third parties. Consequently, there can be no assurance that the computer systems, software products or other business systems sold by the Company are Year 2000 Compliant. The Company, as a reseller, may be liable for Non-Year 2000 Compliant product it resells. However, to date, the Company has not received any claims with respect to Year 2000 compliance. Given the Company's role in the distribution of such products, the Company is not able to accurately determine the extent, if any, of such potential liability.

       The total cost of the Company's Year 2000 compliance has been funded through operating cash flows. The costs incurred to date to purchase and install Platinum SQL were approximately $1.2 million. Excluding costs associated with Platinum SQL and the write-off of the capitalized software and consulting fees during 1999, the Company expended approximately $2.0 million in 1998 and 1999 on hardware and software upgrades for its Year 2000 compliance. The Company does not currently anticipate that it will incur any additional material expenditures for such Year 2000 compliance. These costs do not include any costs associated with any third party being Non-Year 2000 Compliant, nor do such costs include internal personnel costs (primarily salaries and benefits), which the Company does not separately track and do not include any contingency plan costs.

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

Results of Operations

           The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales, and the percentage change in the dollar amount of such data compared to the prior year:


                                                                                                            Percentage
                                                           Percentage of Net Sales                           Increase
                                                           Year Ended December 31,                          (Decrease)
                                                       -------------------------------------      -------------------------------

                                                                                                          1999            1998
                                                                                                          Over            Over
                                                         1999          1998       1997(1)                 1998            1997
                                                         ----          ----       -------                 ----            ----
Net sales:
      Product .........................................  61.0          68.2          77.1                (28.7)           (20.8)
      Services and support.............................  39.0          31.8          22.9                 (2.5)            24.7
                                                        -----         -----         -----
                                                        100.0         100.0         100.0                (20.4)           (10.4)
Cost of sales..........................................  81.2          82.0          83.2                (21.1)           (11.8)
                                                        -----         -----         -----
Gross profit...........................................  18.8          18.0          16.8                (17.1)            (3.5)
                                                        -----         -----         -----
Operating expenses:
      Selling, general & administrative:...............  18.1          16.0          11.9                (10.0)            20.8
      (Recovery) write-off of capitalized asset (2) .    (0.1)          1.4            -                    -             100.0
                                                        -----         -----         -----
                                                         18.0          17.4          11.9                (17.9)            31.7
                                                        -----         -----         -----
Operating income.......................................   0.8           0.6           4.9                  8.4           (89.5)
                                                        -----         -----         -----
Other income (expense), net............................   0.6           0.2           0.0                144.8           488.5
                                                        -----         -----         -----
Income before income taxes.............................   1.4           0.8           4.9                 45.1           (85.8)
Provision for income taxes ............................   0.6           0.4           2.0                 27.4           (83.8)
                                                        -----         -----         -----
Net income.............................................   0.8           0.4           2.9                 60.6           (87.1)
                                                        =====         =====         =====
Gross profit (as a percentage of related net sales):
      Product..........................................   9.5          11.5          11.7               (41.1)           (22.6)
      Services and support.............................  33.4          32.2          33.7                  1.1            18.9


(1) On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.5 million, including acquisition costs. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(2) Reflects a one-time write-off in 1998 of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof. In 1999, the Company was able to recover $139,000 of such costs.


Comparison of Years Ended December 31, 1999 and 1998

      Net Sales: Net sales in 1999 of $136.6 million decreased 20.4% or $34.9 million, from net sales of $171.5 million in 1998. The Company has continued to focus on the strategy of transitioning AlphaNet Solutions from primarily a reseller of product to a professional services company. As a result of this transition, revenue from sales of products as a percentage of overall revenues has continued to decline, from 68.2% in 1998 to 61.0% in 1999, while services and support revenues as a percentage of overall revenues has increased from 31.8% in 1998 to 39.0% in 1999. Services and support revenue in 1999 of $53.3 million decreased 2.5%, or $1.3 million, from $54.6 million in the prior year. Many of the services performed by the Company in prior years such as desktop support services, configuration and installation were performed to support the product sales. As the overall product business declines, this type of service revenue also declines. The Company is now focusing on providing services and support that are independent of product sales such as security, training, and network operations support. Product sales in 1999 of $83.3 million decreased

28.7%, or $33.6 million, from $116.9 million in the prior year. The decline in product sales is primarily due to substantially reduced business from two predominantly low-margin product accounts, partially offset by increased business with other customers, as well as lower average selling prices due to increased competition and product pricing pressures. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices and the Company's decision not to focus its resources on the pursuit of low-margin product business. Revenue under the MTA Contract (consisting of both product and services) amounted to approximately $3.5 million and $6.0 million for the years ended December 31, 1999 and 1998, respectively.

      Gross profit: Gross profit in 1999 of $25.7 million decreased 17.1%, or $5.3 million, from gross profit of $31.0 million in 1998, while increasing as a percentage of revenues from 18.0% in 1998 to 18.8% in 1999. This reduction in gross profit is primarily due to the reduction in product sales; however, the increased gross profit percentage is due to the change in the mix of revenues from the lower margin product sales in 1998 to the higher margin services and support revenues in 1999. Gross profit from services and support in 1999 of $17.8 million increased 1.1%, or $202,000, from $17.6 million in 1998, while increasing as a percentage of services and support revenues from 32.2% in 1998 to 33.4% in 1999. Gross profit from product sales in 1999 of $7.9 million decreased 41.1%, or $5.5 million, from $13.4 million in 1998, while declining as a percentage of product sales from 11.5% in 1998 to 9.5% in 1999. This decline in the gross profit percentage is primarily due to continued downward pricing pressure on product sales. Product margins for the years ended December 31, 1999 and 1998 also reflect adjustments to reduce inventories by $455,000 and $450,000, respectively. Revenues under the MTA Contract are being recognized to the extent of costs incurred, therefore negatively affecting the Company's overall gross profit percentage.

      Selling, general and administrative expenses: Selling, general and administrative expenses in 1999 of $24.7 million decreased 10.0%, or $2.8 million, from $27.5 million in 1998. This decrease is primarily due to reductions in operating expenses of approximately $3.9 million relating to reduced payroll costs, facilities, and telecommunications costs and $1.1 million due to fourth quarter adjustments related to vacation and other accruals, partially offset by approximately $2.0 million of bad debt provisions in 1999.

      (Recovery) write-off of capitalized asset: In 1998, the Company recorded a charge of $2.5 million to reflect a one-time write-off of capitalized software and implementation costs associated with the Company's termination of the implementation of an integrated accounting software program. In 1999, the Company was able to recover $139,000 of such costs.

      Other income: Other income in 1999 of $302,000 primarily relates to legal settlements received of approximately $200,000 and gains on sales of marketable securities of approximately $92,000.

      Interest income, net: Interest income, net in 1999 of $577,000 increased by $337,000 from $240,000 in 1998. This increase primarily relates to increased cash balances maintained throughout 1999 as compared to the prior year.

      Provision for income taxes: The provision for income taxes in 1999 was $794,000. Income taxes were provided for at a 41.0% effective tax rate for 1999. In 1998, the provision for income taxes was $623,000, which was based upon a 46.7% effective tax rate.

Comparison of Years Ended December 31, 1998 and 1997

      Net sales. Net sales decreased by 10.4% or $19.9 million, from $191.4 million in 1997 to $171.5 million in 1998. Product sales decreased by 20.8%, or $30.7 million, from $147.6 million in 1997 to $116.9 million in 1998. This decline in product sales was primarily attributable to increased competition, reduced unit volume and lower average selling prices. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices. Services and support revenue increased by 24.7%, or $10.8 million, from $43.8 million in 1997 to $54.6 million in 1998. This increase was primarily attributable to increased demand for the Company's services and support offerings, particularly its network consulting services, and an increase in the number and size of customer projects. Notwithstanding the year-to-year increase in services and support revenue, the Company experienced a decline in such revenue in the fourth quarter of 1998 as compared to the fourth quarter of 1997. This decline was primarily attributable to decreased demand from certain customers. In response, the Company is emphasizing its higher margin, value-added services and support offerings, including, among other services, network integration, applications development and internet-related offerings. In 1998, sales to KPMG LLP accounted for approximately 15% of the Company's net sales. There can be no assurance that such customer will continue to place orders with the Company or engage the Company to perform services and support at existing levels.

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

      Selling, general and administrative expenses. Selling, general and administrative expenses increased by 20.8% or $4.7 million from $22.8 million in 1997 to $27.5 million in 1998. This increase was primarily attributable to increased general and administrative personnel and related costs, training costs, professional fees, depreciation and amortization charges, additional leased facilities and related costs, communication costs and insurance premiums.

      (Recovery) write-off of capitalized asset. In connection with the one-time write-off of capitalized software and consulting fees associated with the Company's termination of implementation of an integrated accounting software program, the Company recorded a charge of $2.5 million.

Risk Factors:

           AlphaNet Solutions is focusing significant efforts on evolving its core business from a company relying mainly on sales of product to a professional services firm focusing primarily on network design and management. The implementation of this strategy has resulted in reduced product sales and the pursuit of higher-margin services revenue. There is no assurance that the Company will be successful in effectuating this transition.

           Recruitment of personnel in the IT industry is highly competitive. The Company's success depends upon its ability to recruit and retain qualified management, business development, and technical personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel in the future. Failure to attract and retain highly qualified personnel could have a material adverse effect on the Company.

           The Company's common stock is quoted on the Nasdaq National Market System, and there has been substantial volatility in the market price of the Company's common stock. The trading price of the Company's common stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, general trends in the industry, recommendations by industry analysts, and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price of the Company's common stock, as well as the stock of many technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

Recently Issued Accounting Standards:

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is evaluating the Statement's provisions to determine the effect on its financial statements. In addition, the impact of SFAS No. 133 will depend on the terms of future transactions.

           In December 1999, the Securities and Exchange Commission (SEC) issued a Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based upon information currently available, SAB 101 is not expected to have a significant impact on the Company's financial position or results of operations.

Liquidity and Capital Resources:

           Cash and cash equivalents at December 31, 1999 of $16.5 million increased by 23.2% or $3.1 million from $13.4 million at December 31, 1998. Working capital, which is the excess of current assets over current liabilities, at December 31, 1999 was $37.8 million as compared to $35.4 million at December 31, 1998 representing an increase of $2.4 million or 7.0%. The increase in the Company's cash and cash equivalents and working capital is primarily the result of the Company's earnings for the year and the Company's improvement in accounts receivable performance.

      Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings. The Company's cash provided by operations from the fiscal year ended December 31, 1999 was $4.6 million which consisted primarily of a decrease in accounts receivable of $6.4 million, primarily attributable to the decrease in net sales and the improvement in days sales outstanding. As measured in day sales outstanding, the Company's accounts receivable decreased from 78 days at December 31, 1998 to 69 days at December 31, 1999. The Company's cash provided by operations for the fiscal year ended December 31, 1998 was $14.6 million. Accounts receivable decreased by $17.3 million during 1998, primarily attributable to the decrease in net sales and the timing of collection of accounts receivable. However, the Company's cash used in operations from the fiscal year ended December 31, 1997 was $11.9 million which consisted primarily of an increase in accounts receivable from increased sales. During fiscal year 1999, accounts payable and accrued expenses decreased by $6.2 million due principally to the decrease in the Company's product sales and fourth quarter adjustments to vacation and other accruals.

           Capital expenditures of $1.6 million, $4.0 million and $3.8 million during the years ended December 31, 1999, 1998, and 1997, respectively, were primarily for the purchase of computer equipment and upgraded software implementations. The Company anticipates additional capital expenditures to continue the expansion of the services component of its business and for the enhancement of its MIS infrastructure.

           On June 30, 1997, the Company and First Union National Bank (the "Bank") executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, the Company and the Bank executed a Loan and Security Agreement whereby the Bank extended the Company's credit facility for an additional year through September 30, 1999. Effective October 1, 1999, the Company and the Bank extended the Company's credit facility on substantially the same terms and conditions for an interim period ending December 31, 1999. Effective January 1, 2000, the Company and the Bank extended the Company's credit facility for an additional year ending December 31, 2000 on substantially similar terms; however, the Bank has provided $2 million of the $15 million credit line to the Company on an uncollateralized basis. Under this credit facility, the Company is required to maintain a minimum fixed charge coverage ratio, and a total liabilities to net worth ratio. At December 31, 1999, no amounts were outstanding under the credit facility.

           In August 1998, the Board of Directors authorized the Company to repurchase up to 225,000 shares of its outstanding common stock at market price. On May 20, 1999, the Board of Directors authorized the Company to repurchase up to 225,000 additional shares of its common stock at market price. During the year ended December 31, 1998, 136,800 shares of the Company's common stock were repurchased for approximately $667,000, an average price of $4.87 per share. During the year ended December 31, 1999, 13,800 shares of the Company's common stock was repurchased for approximately $53,000, an average price of $3.89 per share. As of December 31, 1999, a total of 150,600 shares of the Company's common stock has been repurchased for approximately $720,000, an average price of $4.78 per share since the inception of the repurchase program in August 1998.

           On June 18, 1997, the Company completed a secondary public offering of 2,000,000 shares of its Common Stock at an offering price of $16.50 per share. Of the 2,000,000 shares offered, 1,150,000 shares were issued and sold by the Company and 850,000 shares were sold by Stan Gang, the Company's Chairman and The Gang Annuity Trust. The Company received $15.51 per share, before offering expenses, yielding net proceeds of approximately $17,200,000.

           The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of common stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. The Company has issued an aggregate of 130,579 shares since the inception of the Employee Stock Purchase Plan at an average price of $5.25 per share, receiving total proceeds of $685,000.

           In January 2000, the Company acquired a 30% preferred stock equity interest in nex-i.com Inc. for approximately $1.8 million in cash.

           The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation. At December 31, 1999, there were outstanding balances of approximately $2.0 million for Finova Capital Corporation and approximately $500,000 for IBM Credit Corporation under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company.

           The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

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

           The Company and its independent auditors have identified significant deficiencies in the design and operation of its internal control structure. The Company's independent auditors have determined such deficiencies are "reportable conditions." The Company has implemented and is in the process of implementing additional policies, procedures and controls to correct these deficiencies. The Company does not believe that such deficiencies have had a material effect on the Company's reported financial results. However, there can be no assurance that such deficiencies will not have a material adverse effect on the Company's ability to record, process, summarize and/or report its financial information.

               SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

      The table on the following page presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters during the period ended December 31, 1999. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report on Form 10-K.







                      [This space left blank intentionally]



                                                                                  Quarter Ended

                                          ------------------------------------------------------------------------------------------
Statement of Income Data:                                          (in thousands, except per share data)
                                          Mar. 31,    June 30,   Sept. 30,   Dec. 31,    Mar. 31,   June 30,    Sept. 30, Dec. 31,
                                              1998        1998        1998       1998        1999       1999         1999     1999
                                         -------------------------------------------------------------------------------------------
Net sales:
   Product..............................  $31,297     $29,823    $ 30,388    $25,400     $18,692    $ 19,566     $ 25,817  $ 19,223
   Services and support.................   14,194      15,099      13,212     12,123      11,436      12,567       14,420    14,842
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
                                           45,491      44,922      43,600     37,523      30,128      32,133       40,237    34,065
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
Cost of sales:
   Product (2)..........................   27,377      26,300      26,669     23,176      16,609      17,519       23,234    18,047
   Services and support.................    9,395      10,424       8,661      8,578       8,138       8,585        9,278     9,492
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
                                           36,772      36,724      35,330     31,754      24,747      26,104       32,512    27,539
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
Gross profit:
   Product (2)..........................    3,920       3,523       3,719      2,224       2,083       2,047        2,583     1,176
   Services and support.................    4,799       4,675       4,551      3,545       3,298       3,982        5,142     5,350
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
                                            8,719       8,198       8,270      5,769       5,381       6,029        7,725     6,526
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
Operating expenses:
Selling, general and administrative (3).    6,562       7,036       7,199      6,708       6,232       6,005        7,186     5,320
(Recovery)write-off of capitalized asset (1)  -           -         2,476        -           -           -           (139)       -
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
                                            6,562       7,036       9,675      6,708       6,232       6,005        7,047     5,320
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
Operating income (loss).................    2,157       1,162      (1,405)      (939)       (851)         24          678     1,206
Other income (expense), net.............       73         129          81         76         249         155          209       266
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
Income (loss) before income taxes.......    2,230       1,291      (1,324)      (863)       (602)        179          887     1,472
Provision (benefit) for income taxes....      914         529        (543)      (277)       (250)         74          364       606
                                          --------   ---------   ---------   --------    --------   --------     --------  --------
Net income (loss).......................  $ 1,316     $   762    $   (781)   $  (586)    $  (352)   $    105     $    523  $    866
                                          ========   =========   =========   ========    ========   ========     ========  ========
Net income (loss) per share (diluted)...  $  0.21     $  0.12    $  (0.12)   $ (0.09)    $ (0.06)   $   0.02     $   0.08  $   0.14
                                          ========   =========   =========   ========    ========   ========     ========  ========
As a Percentage of Net Sales:
Net sales:
   Product..............................     68.8%       66.4%       69.7%      67.7%       62.0%       60.9%        64.2%     56.4%
   Services and support.................     31.2%       33.6%       30.3%      32.3%       38.0%       39.1%        35.8%     43.6%
                                          --------    --------    --------   --------    --------   --------     --------  --------
                                            100.0%      100.0%      100.0%     100.0%      100.0%      100.0%       100.0%    100.0%
Cost of sales...........................     80.8%       81.8%       81.0%      84.6%       82.1%       81.2%        80.8%     80.8%
                                          --------    --------    --------   --------    --------   --------     --------  --------
Gross profit............................     19.2%       18.2%       19.0%      15.4%       17.9%       18.8%        19.2%     19.2%
                                          --------    --------    --------   --------    --------   --------     --------  --------
Operating expenses:
Selling, general and administrative (3).     14.4%       15.7%       16.5%      17.9%       20.7%       18.7%        17.8%     15.6%

(Recovery)write-off of capitalized asset (1)   -           -          5.7%        -           -          -           (0.3)%      -
                                          --------    --------    --------   --------    --------   --------     --------  --------
                                             14.4%       15.7%       22.2%      17.9%       20.7%       18.7%        17.5%     15.6%
                                          --------    --------    --------   --------    --------   --------     --------  --------
Operating income (loss).................      4.7%        2.6%       (3.2)%     (2.5)%      (2.8)%       0.1%         1.7%      3.5%
Other income (expense), net.............      0.2%        0.3%        0.2%       0.2%        0.8%        0.5%         0.5%      0.8%
                                          --------    --------    --------   --------    --------   --------     --------  --------
Income before income taxes..............      4.9%        2.9%       (3.0)%     (2.3)%      (2.0)%       0.6%         2.2%      4.3%
Provision for income taxes..............      2.0%        1.2%       (1.2)%     (0.7)%      (0.8)%       0.2%         0.9%      1.8%
                                          --------    --------    --------   --------    --------   --------     --------  --------
Net income..............................      2.9%        1.7%       (1.8)%     (1.6)%      (1.2)%       0.3%         1.3%      2.5%
                                          ========    ========    ========   ========    ========   ========     ========  ========
Gross profit (as a percentage of
related net sales):
   Product (2)..........................     12.5%       11.8%       12.2%       8.8%       11.1%      10.5%        10.0%     6.1%
   Services and support.................     33.8%       31.0%       34.4%      29.2%       28.8%      31.7%        35.7%    36.0%


(1) Reflects a one-time (recovery) write-off in 1998 of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof. In 1999, the Company was able to recover $139,000 of such costs.

(2) The quarters ended December 31, 1999 and 1998 reflect adjustments to reduce inventories by $455,000 and $450,000, respectively. (3) During the quarter ended September 30, 1999, the Company recorded additional bad debt expense of approximately $1.5 million. During the quarter ended December 31, 1999, the Company adjusted approximately $1.1 million of vacation and other accruals as a reduction of selling, general and administrative expense.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

      Not applicable.


Item 8.    Financial Statements and Supplementary Data.

      Reference is made to Item 14(a)(1) and (2) on page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.

      Reference is made to Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition - Selected Unaudited Quarterly Results of Operations" on pages 32-33 for selected unaudited quarterly financial data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Company.

           The information called for by this Item 10 relating to the Company's directors and executive officers, which will be included under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.


Item 11.   Executive Compensation.

           The information called for by this Item 11, which will be included under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The information called for by this Item 12, which will be included under the heading "Security Ownership of Certain Beneficial Owners and
Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.


Item 13.   Certain Relationships and Related Transactions.

           The information called for by this Item 13, which will be included under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders, to be filed within 120 days after the end of the Company's fiscal year, is incorporated herein by reference to such proxy statement.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     (1)          Financial Statements.

                     Reference is made to the Index to Consolidated Financial Statements on page F-1.

(a)     (2)          Financial Statement Schedules and Supplementary Data.

                     Schedule II - Valuation and Qualifying Accounts.

                     All other financial statement schedules are omitted because the information is not required, or is otherwise included in the Consolidated Financial Statements or the notes thereto included in this Annual Report on Form 10-K.

(a)     (3)          Exhibits.

                     Reference is made to the Index to Exhibits on pages 37-40.

(b)                  Reports on Form 8-K.

                     The Company filed no Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                  EXHIBIT INDEX

Exhibit              Description of
   No.               Exhibit
------               ------------

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

10.16(lambda)        Asset Purchase Agreement dated July 18, 1996 by and between
                     Stan Gang and Lior, Inc.

10.17(lambda)        Assignment of Asset Purchase  Agreement dated July 24, 1996 by and between Stan Gang and the Company.

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

10.23*** Revolving Note dated September 30, 1998 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.24****            Sublease, American International Recovery, Inc. to AlphaNet
                     Solutions, Inc.

10.25*****           Employee Stock Purchase Plan.

10.26@ Sub-Sublease Agreement dated as of May 25, 1999 by and between AlphaNet Solutions, Inc. and Datajump, Inc.

10.27@ Form of Change of Control Agreements entered into as of June 8, 1999 with certain executive officers of AlphaNet Solutions, Inc.

10.28= Second Amendment to and Reaffirmation of Loan Documents dated as of September 28, 1999 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.29= Revolving Note dated as of September 28, 1999 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.30 Third Amendment to and Reaffirmation of Loan Documents dated as of January 1, 2000 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.31 Revolving Note A dated as of January 1, 2000 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.32 Revolving Note B dated as of January 1, 2000 by and between First Union National Bank and AlphaNet Solutions, Inc.

10.33 Securities Purchase Agreement dated as of January 14, 2000 by and among AlphaNet Solutions, Inc., Fallen Angel Equity Fund LP, John L. Steffens and nex-i.com Inc.

10.34 Registration Rights Agreement dated as of January 14, 2000 by and among AlphaNet Solutions, Inc., Fallen Angel Equity Fund LP, John L. Steffens and nex-i.com Inc.

10.35 Co-Sale Agreement dated as of January 14, 2000 by and among AlphaNet Solutions, Inc., Fallen Angel Equity Fund LP, John
                     L. Steffens, nex-i.com Inc. and Ira A. Baseman.

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

***** Incorporated by reference to the Company's Registration Statement on Form S-8 dated June 29, 1998.

(lambda) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on August 5, 1996.

# A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

@ Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999.

= Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1999, filed with the Commission on November 12, 1999.

+ Incorporated by reference to the Company's form 10-K for the year ended December 31, 1996 filed with the Commission on March 27, 1997.

           All other exhibits are filed herewith.



                            ALPHANET SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          Page

Report of Independent Accountants.......................................................................................     F-2

Consolidated balance sheets as of December 31, 1999 and 1998............................................................     F-3

Consolidated statements of income for the years ended December 31, 1999, 1998, and 1997.................................     F-4

Consolidated statements of changes in shareholders' equity for the years ended December 31, 1999,
1998 and 1997...........................................................................................................     F-5

Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997 .............................     F-6

Notes to consolidated financial statements..............................................................................     F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AlphaNet Solutions, Inc.:



In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of AlphaNet Solutions, Inc. and its Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Florham Park, NJ

March 21, 2000


                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      December 31,
                                                                                                --------------------------
                                                                                                    1999            1998
                                                                                                    ----            ----
                                        ASSETS
Current assets:
      Cash and cash equivalents.......................................................           $16,485         $13,377
      Accounts receivable, less allowance for doubtful accounts of
             $3,289 and $1,300 at December 31, 1999 and 1998, respectively............            26,700          33,057
      Inventory.......................................................................             2,533           3,505
      Deferred income taxes ..........................................................             1,889           1,761
      Prepaid expenses and other current assets.......................................             1,234           2,309
      Costs in excess of billings.....................................................               481              -
                                                                                                 -------         -------
            Total current assets......................................................            49,322          54,009

Property and equipment, net...........................................................             4,459           5,491
Other assets   .......................................................................             2,240           2,394
                                                                                                 -------         -------
            Total assets..............................................................           $56,021         $61,894
                                                                                                 =======         =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations....................................           $    20        $     17
      Accounts payable................................................................             7,473          11,072
      Accrued expenses................................................................             3,988           6,730
      Billings in excess of costs.....................................................                -              815
                                                                                                 -------         -------
            Total current liabilities.................................................            11,481          18,634

Advance from principal shareholder....................................................               675             675
Capital lease obligations.............................................................                31              49
                                                                                                 -------         -------
            Total liabilities.........................................................            12,187          19,358
                                                                                                 -------         -------
Commitments and contingencies (Note 8)................................................
Shareholders' equity:
       Preferred stock-- $0.01 par value; authorized 3,000,000 shares,
         none issued..................................................................                -              -
       Common stock-- $0.01 par value; authorized 15,000,000 shares,
         6,423,399 and 6,366,228 shares issued and outstanding  at
         December  31, 1999 and December 31, 1998, respectively.......................                64              63
      Additional paid-in capital......................................................            34,150          33,942
      Retained earnings...............................................................            10,340           9,198
      Treasury stock-- at cost; 150,600 shares and 136,800 shares at
         December 31, 1999 and  1998, respectively....................................              (720)           (667)
                                                                                                 -------         -------
            Total  shareholders' equity................................................           43,834          42,536
                                                                                                 -------         -------
Total liabilities and shareholders' equity.............................................          $56,021         $61,894
                                                                                                 =======         =======

          See accompanying notes to consolidated financial statements.



                            ALPHANET SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                                          Year Ended December 31,
                                                                                 --------------------------------------------
                                                                                     1999             1998             1997
                                                                                     ----             ----             ----
Net sales:
      Product                                                                    $ 83,298         $116,908         $147,602
      Services and support.............................................            53,265           54,628           43,790
                                                                                 --------         --------         --------
                                                                                  136,563          171,536          191,392
                                                                                 --------         --------         --------
Cost of sales:
      Product                                                                      75,409          103,522          130,314
      Services and support.............................................            35,493           37,058           29,013
                                                                                 --------         --------         --------
                                                                                  110,902          140,580          159,327
                                                                                 --------         --------         --------
               Gross profit............................................            25,661           30,956           32,065
                                                                                 --------         --------         --------
Operating expenses:
      Selling, general and administrative..............................            24,743           27,505           22,761
      (Recovery) write-off of capitalized asset........................              (139)           2,476               -
                                                                                 --------         --------         --------
                                                                                   24,604           29,981           22,761

Operating income.......................................................             1,057              975            9,304

Other income:
      Interest income, net.............................................               577              240               61
      Other income.....................................................               302              119                -
                                                                                 --------         --------         --------
                                                                                      879              359               61
                                                                                 --------         --------         --------
Income before income taxes.............................................             1,936            1,334            9,365

Provision for income taxes.............................................               794              623            3,844
                                                                                 --------         --------         --------
Net income                                                                       $  1,142         $    711         $  5,521
                                                                                 ========         ========         ========
Net income per share:

     Basic.............................................................          $   0.18         $   0.11         $   0.97
                                                                                 --------         --------         --------
     Diluted...........................................................          $   0.18         $   0.11         $   0.93
                                                                                 --------         --------         --------
Shares used to compute net income per share:

     Basic.............................................................             6,253            6,272            5,719
                                                                                 --------         --------         --------
     Diluted...........................................................             6,265            6,331            5,905
                                                                                 --------         --------         --------

          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                          Common     Common      Treasury       Treasury         Paid-In   Retained
                                          Shares      Stock        Shares          Stock         Capital   Earnings         Total
                                          --------  --------- ------------- --------------  -------------- ----------  ------------
  Balance at December 31, 1996...........  5,103       $ 51            -              -         $ 15,904    $ 2,966      $ 18,921

        Sales of common stock............  1,150         12            -              -           17,200         -         17,212
        Exercise of stock options........      4          -            -              -               68         -             68
        Net income.......................      -          -            -              -                                     5,521
                                                                                                      -       5,521
                                           -----       ----                                     --------    --------     --------
  Balance at December 31, 1997...........  6,257       $ 63            -              -         $ 33,172    $ 8,487      $ 41,722

        Exercise of stock options........     28          -            -              -              261        -             261
        Employee stock purchases.........     81          -            -              -              509        -             509
        Purchase of treasury stock.......      -          -          (137)          (667)             -         -            (667)
        Net income.......................      -          -            -              -               -         711           711
                                           -----       ----         -----          -----        --------    --------     --------
  Balance at December 31, 1998...........  6,366       $ 63          (137)         ($667)       $ 33,942    $ 9,198      $ 42,536

        Exercise of stock options........      7          -            -              -               32        -              32
        Employee stock purchases.........     50          1            -              -              176        -             177
        Purchase of treasury stock.......      -          -           (14)           (53)             -         -             (53)
        Net income.......................      -          -            -              -               -       1,142         1,142
                                           -----       ----         -----         ------        --------    --------     --------
  Balance at December 31, 1999...........  6,423       $ 64          (151)         ($720)       $ 34,150    $10,340      $ 43,834
                                           =====       ====         =====         ======        ========    ========     ========


          See accompanying notes to consolidated financial statements.



                            ALPHANET SOLUTIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                                                                    Year Ended December 31,
                                                                                             --------------------------------------
                                                                                                1999           1998           1997
                                                                                                ----           ----           ----
Cash flows from operating activities:
   Net income..........................................................................      $ 1,142        $   711        $ 5,521
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization....................................................        2,666          2,662          1,671
      Deferred income taxes............................................................         (128)          (110)        (1,206)
        Loss on disposal of capital asset..............................................          149             -              -
        Provision for accounts receivable..............................................        1,989            414            992
        Provision for inventory........................................................          300            399            400
      (Recovery) write-off of capitalized asset........................................         (139)         2,476             -
      Increase (decrease) from changes in:
         Accounts receivable...........................................................        4,368         16,917        (18,970)
         Inventories...................................................................          672          1,037           (365)
         Prepaid expenses and other current assets.....................................        1,075          1,289         (1,652)
         Other assets..................................................................          (22)           324            302
         Accounts payable..............................................................       (3,460)        (6,849)        (4,392)
         Accrued expenses..............................................................       (2,742)        (5,449)         5,820
         Billing in excess of costs....................................................       (1,296)           815             -
                                                                                             -------        -------        --------
      Net cash provided by (used in) operating activities..............................        4,574         14,636        (11,879)
                                                                                             -------        -------        --------
Cash flows from investing activities:
   Property and equipment expenditures.................................................       (1,618)        (3,999)        (3,842)
   Acquisition of businesses...........................................................           -              -            (380)
    Proceeds from sale of equipment                                                               11
                                                                                             -------        -------        --------
      Net cash used in investing activities............................................       (1,607)        (3,999)        (4,222)
                                                                                             -------        -------        --------
Cash flows from financing activities:
   Repayment of capital lease obligations..............................................          (15)           (52)          (100)
   Net proceeds from sales of common stock.............................................          177            509         17,212
   Exercise of stock options...........................................................           32            261             68
   Purchase of treasury stock..........................................................          (53)          (667)            -
                                                                                             -------        -------        --------
      Net cash provided by financing activities........................................          141             51         17,180
                                                                                             -------        -------        --------
Net increase in cash and cash equivalents..............................................        3,108         10,688          1,079
Cash and cash equivalents, beginning of period.........................................       13,377          2,689          1,610
                                                                                             -------        -------        --------
Cash and cash equivalents, end of period...............................................      $16,485        $13,377        $ 2,689
                                                                                             =======        =======        ========

          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

   Nature of Business:

       AlphaNet Solutions, Inc. ("AlphaNet Solutions" or the "Company") is an information technology ("IT") professional services firm specializing in network design, operation, management, and security. Through its Enterprise Network Management Division, the Company also offers remote network management, call center support, and managed security services. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor.

      Basis of Consolidation:

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

    Financial Instruments:

      The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 1999 and 1998. As of December 31, 1998 and 1998, there were no amounts outstanding under the Company's credit facility.

   Inventory:

      Inventory, consisting entirely of goods for resale, are stated at the lower of cost or market with cost determined on the weighted average method.

   Property and Equipment:

      Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance costs which do not extend the useful lives of the assets are expensed as incurred. The Company provides for depreciation on property and equipment, except for leasehold improvements, on the straight-line method over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the applicable lease.

      Costs of computer software developed or obtained for internal use and costs associated with technology under development are capitalized and amortized over the estimated useful lives of the assets, generally two-to-five years. Capitalization of costs begins when conceptual and design activities have been completed, and when management has authorized and committed to fund a project. Costs capitalized include external and internal direct costs of labor, materials and services. Costs associated with training and general and administrative activities are expensed as incurred.

   Recoverability of Long-Lived Assets:

      The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company's ability to recover the unamortized balance of its long-lived assets from expected future undiscounted cash flows. If the total expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

   Stock-Based Compensation:

      In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which requires companies to measure stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and to provide pro forma footnote disclosure under the fair value method. Effective January 1, 1996, the Company adopted the disclosure-only provisions of FAS 123 and continues to follow APB 25 and related interpretations to account for the Company's stock compensation plans.

   Revenue Recognition:

      The Company recognizes sales of products when the products are shipped and title passes. Consulting and other services and support revenue is recognized when the applicable services are rendered. The Company recognizes revenue on service contracts on a prorated basis over the life of the contracts. Revenues under the Metropolitan Transit Authority Contract (the "MTA Contract") are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Currently, total contract costs are estimated to be equal to the total contract revenue and, accordingly, revenues are recognized to the extent of costs incurred. Prepaid fees related to the Company's training programs are deferred and amortized to income over the duration of the applicable training program. Deferred revenue is included in accrued expenses (See Note 4) and represents the unearned portion of each service contract and the unamortized balance of prepaid training fees received as of the balance sheet date.

      In connection with the Company's product sales, it receives manufacturer rebates and other incentives on product sales to third parties. The Company accrues for such rebates and incentives, as earned, and they are recorded as a reduction to cost of goods sold.

  Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant accounting estimates include assessing the collectability of accounts receivable, inventory valuation, rebate accruals, the realizability of MTA Contract costs, the realizability of deferral tax assets, and the amortization period of intangibles. Actual results could differ from those estimates. The markets for the Company's services and products are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future value of the Company's assets.

      In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA's over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day.

      The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed a further written submission with the DRO on March 23, 2000. It is not yet known when or how the DRO will rule on the Company's appeal. Under the terms of the MTA Contract, the Company is entitled to appeal any adverse determination of the DRO to the trial-level court in the State of New York. The Company believes that its request for equitable adjustment constitutes a valid claim under the MTA Contract. There can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. However, as a result of changes in work rules and operating procedures, increased cooperation from MTA personnel, realization of increased operating efficiencies, improvements in project management and potential outsourcing of certain future cabling work, the Company currently estimates that aggregate costs will approximate contract revenues, excluding any equitable adjustment which may be approved by the MTA. Consequently, the Company is recording revenues under the MTA Contract equal to costs incurred. For the years ended December 31, 1999 and 1998, revenues recorded in connection with the MTA Contract amounted to approximately $3.5 million and $6.0 million, respectively, and no profit has been recognized. As of December 31, 1999, costs in excess of billings under the MTA Contract amounted to approximately $481,000. As of December 31, 1998, billings in excess of costs under the MTA Contract amounted to approximately $815,000.

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

   Reclassifications:

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

   Retirement Plan:

      The Company adopted a 401(k) retirement plan in 1991. Employees of the Company who have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 15% of their gross salary to the plan. The Company may make discretionary matching cash contributions up to 2% of the salary of the participating individual employee. Participants vest in the Company's contributions to the plan over a six-year period based upon years of service. Participants are fully vested at all times in their employee contributions to the plan. The Company's matching contributions were $377,000, $446,000 and $277,000 to this plan in 1999, 1998 and 1997, respectively.

   Concentrations of Credit Risk:

           Financial  instruments,  which  potentially  subject  the  Company to
significant    concentrations   of   credit   risk,   consist   principally   of
interest-bearing investments and accounts receivable.

           The Company maintains cash and cash equivalents and investments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

           At December 31, 1999, approximately 71% of the Company's accounts receivable were due from its top ten customers. The Company's customer base is principally comprised of Fortune 1000 companies and, accordingly, the Company generally does not require collateral. The Company performs credit evaluations of customers and establishes credit limits as appropriate.

   Business Segments:

           The Company operates in one business segment, the provision of IT technology solutions for its clients. To provide these solutions, the Company provides consulting services and, if necessary, products.

2. Business Combination

      On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of The Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services located in New York City. The Company acquired certain assets and liabilities of Lande for approximately $1.8 million, subsequently reduced by the return of $250,000 held in escrow. In connection with this acquisition, the Company recognized goodwill in the amount of $1,537,000, which is being amortized over a 15 year period.

      Amortization of intangible assets for the years ended December 31, 1999, 1998, and 1997 was approximately $176,000, $170,000 and $101,700, respectively.

3.  Inventory

      Inventory consist of the following:


                                                                               ---------------------------
                                                                                     December 31,
                                                                                    (in thousands)
                                                                               ---------------------------
                                                                                   1999             1998
                                                                                   ----             ----
      Inventory.....................................................             $2,833           $4,534

      Less:  Reserve for obsolescence...............................                300            1,029
                                                                                 ------           ------
                                                                                 $2,533           $3,505
                                                                                 ======           ======


4. Property and Equipment, net

      Property and equipment, net, consists of the following:

                                                                               ---------------------------
                                                                                     December 31,
                                                                                    (in thousands)
                                                                               ---------------------------
                                                                                   1999             1998
                                                                                   ----             ----
      Furniture, fixtures and equipment.............................            $10,582          $ 9,035
      Transportation equipment......................................                286              157
      Leasehold improvements........................................                992              912
      Construction in progress......................................                  -              397
                                                                                 11,860           10,501
      Less-- Accumulated depreciation and amortization..............              7,401            5,010
                                                                                -------          --------
                                                                                $ 4,459          $  5,491
                                                                                =======          ========

      Depreciation expense and amortization of leasehold improvements for the years ended December 31, 1999, 1998 and 1997 were, $2,490,000, $2,492,000 and
$1,570,000, respectively.

5. Accrued Expenses

      Accrued expenses consist of the following:


                                                                           --------------------------
                                                                                 December 31,
                                                                                (in thousands)
                                                                           --------------------------
                                                                              1999             1998
                                                                              ----             ----
      Accrued payroll  and vacation costs.......................            $1,970           $2,498
      Deferred revenue..........................................             1,438            1,888
      Sales taxes...............................................               300              986
      Other.....................................................               280            1,358
                                                                            ------           ------
                                                                            $3,988           $6,730
                                                                            ======           ======

6.  Debt and Capital Lease Obligations

   Notes Payable -- Bank:

      On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's facility (the "Facility") to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. The Facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the Facility, the Company may borrow, subject to certain post-closing conditions and covenants, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. Effective January 1, 2000, the Company and the Bank extended the Facility to December 31, 2000 on substantially similar terms; however, the Bank has provided $2.0 million of the $15.0 million credit line to the Company on a uncollaterlized basis. Under the Facility, the most restrictive financial covenants require the Company to maintain a minimum fixed charge coverage ratio and a total liabilities to net worth ratio. As of December 31, 1999 and 1998, there were no amounts outstanding under the Facility.

7. Stock Ownership and Compensation Plans

      At December 31, 1999, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 1999, 1998 and 1997, no compensation cost has been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:


                                                                   1999                  1998                 1997
                                                                   ----                  ----                 ----
                                                               (in thousands, except per share amounts)
Net income
      As reported..........................................      $1,142                $  711               $5,521
      Pro forma ...........................................         789                   223                4,843
Net income per share:
      As reported:.........................................
           Basic...........................................      $ 0.18                 $0.11               $ 0.97
           Diluted.........................................      $ 0.18                 $0.11               $ 0.93
      Pro forma:
           Basic...........................................      $ 0.13                 $0.04               $ 0.85
           Diluted.........................................      $ 0.13                 $0.04               $ 0.82


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: dividend yield of 0%; expected volatility of approximately 67%; risk free interest rates of approximately 6%; and an expected holding period of six years.

   1995 Stock Plan:

      On August 25, 1995, the Company's 1995 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 1,000,000 shares is reserved for issuance upon exercise of options granted or to be granted under the Plan. Of the 1,000,000 shares, 250,000 shares were approved for issuance as non-qualified options by the Company's Board of Directors in June 1999. Such issuance will be submitted for ratification by the Company's shareholders at the Company's 2000 Annual Meeting. If such issuance is ratified by the Company's shareholders, such 250,000 shares will become available for issuance as incentive stock options. As of December 31, 1999, the Company has granted options for 106,355 shares in excess of those currently available to be granted as incentive stock options under the Plan. These shares could result in a non-cash compensation charge in the year ended December 31, 2000. The options expire ten years after the date of grant. Some of the options issued under the Plan become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee remains an employee at the time of vesting of the installments. Other options issued under the Plan vest 25% immediately upon grant and the balance in three equal annual installments.

   1995 Non-Employee Director Stock Option Plan:

      In 1995, the Board of Directors adopted and the Company's shareholders approved the Company's 1995 Non-Employee Director Stock Option Plan, which provides for the grant of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee Directors of the Company. As subsequently amended by the Company's shareholders in 1999, the 1995 Non-Employee Director Stock Option Plan provides that each person who is elected a Director of the Company and who is not also an employee or officer of the Company shall be granted, on the effective date of such election and each successive date on which he or she is re-elected a Director, an option to purchase 5,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. The options, which expire ten years after the date of grant, vest immediately upon grant.

      A summary of the stock options granted under the Plan and the 1995 Non-Employee Director Stock Option Plan as of and for the years ended December 31, 1999, 1998 and 1997 is presented below:



                                                                                 Year Ended December 31,

                                                              1999                          1998                        1997
                                                    ---------------------------    ------------------------    ---------------------

                                                                       Weighted                  Weighted                   Weighted
                                                                       Average                    Average                    Average
                                                         Shares        Exercise       Shares     Exercise          Shares   Exercise
                                                         (000)          Price          (000)       Price            (000)     Price
                                                         -----          -----          -----       -----            -----     -----
Outstanding at beginning of year.................          542           $5.15            670       $10.58            539     $ 9.44
Granted..........................................          542            4.18             63         6.72            203      14.05
Exercised........................................           (7)           4.25            (28)        9.32             (5)      9.00
Forfeited........................................         (221)           4.25           (163)        4.27            (67)     11.90
                                                          -----                          ----                         ---
Outstanding at end of year.......................          856            4.37            542         5.15            670      10.58
                                                          =====                          ====                         ===
Options exercisable at end of year...............          289            4.75            213         5.04            143       9.36
                                                         =====                           ====                         ===


                                               Options Outstanding                                         Options Exercisable
                         -----------------------------------------------------------------       -----------------------------------
        Range of Exercise            Number          Average Remaining    Weighted Average            Number       Weighted Average
           Prices                Outstanding at       Contractual Life      Exercise Price          Exercisable     Exercise Price
                                   12/31/99                                                         at 12/31/99
      $  3.81-4.44                 832,355                  8.44              $ 4.19                  265,193            $ 4.19
      $ 10.50-11.38                 24,000                  6.28               10.94                   24,000             10.94
                                   -------                                                            -------
                                   856,355                                                            289,193
                                   =======                                                            =======


      The weighted-average fair value of options granted during 1999, 1998 and 1997 was $2.37, $4.26 and $9.35, respectively. Effective December 15, 1998, all stock options were repriced to $4.25 per share, except stock options issued pursuant to the 1995 Non-Employee Director Stock Option Plan and 2,500 shares previously issued at $4.00.

8.    Commitments and Contingencies

      The Company occupies eight facilities under operating leases which expire at various dates through April 2003 and call for annual base rentals plus real estate taxes. The future minimum payments under non-cancelable leases as of December 31, 1999 are as follows:

                                                                                                     Net
                                                       Lease              Sublease                  Lease
                                                 Obligations               Rentals            Obligations
                                                 -----------               -------            -----------
                                                                   (in thousands)
2000..........................................        $1,229                  $278                 $  951
2001..........................................           922                    90                    832
2002..........................................           736                    60                    676
2003..........................................           359                     0                    359
                                                      ------                  ----                 -------
                                                      $3,246                  $428                 $2,818
                                                      ======                  ====                 =======

      Rent expense, including real estate taxes, for the years ended December 31, 1999, 1998 and 1997 was $1,027,000, $1,178,000 and $922,000, respectively.

      The Company has obtained financing terms from IBM Credit Corporation and Finova Capital Corporation for the purchase of inventory. In exchange for these terms, and subject to the intercreditor agreements with the Company's Bank, the payables are collateralized by substantially all the assets of the Company. The balances included in accounts payable at December 31, 1999, 1998 and 1997 were $2,543,000, $7,407,000 and $15,981,000, respectively.

      On February 13, 1996, the Company, as plaintiff, filed a complaint and jury demand in the Superior Court of New Jersey Chancery Division, Morris County, against two former employees of the Company and their current employer (together, the "Defendants"). The complaint asserts a civil action for damages, a temporary restraining order and preliminary and permanent injunctive relief against the Defendants and alleges theft of services, theft of Company property, theft of corporate opportunity, and unauthorized use of Company credit cards by the Defendants. The Company sought restitution from certain of the Defendants and additional compensatory damages from another Defendant. The Defendants asserted certain counterclaims against the Company and certain of its present and former directors. In January 1998, the parties consented to the suspension of discovery proceedings pending mediation of all claims. In August 1999, the parties entered into a settlement in principle, subject to the execution of mutually acceptable settlement agreements and releases, and the court issued an Order of Disposition. Pursuant to the terms of the Order of Disposition, the Defendants agreed to pay the Company approximately $370,000 in consideration of a full release of all claims by the Company against the Defendants. (With respect to this matter, the Company previously received approximately $183,000 from an insurance carrier.) The Defendants also agreed to drop their counterclaims against the Company and its directors. Subsequent to the issuance of the Order of Disposition, the parties were unable to agree upon the terms of a definitive settlement agreement, precipitating the need for further mediation of the litigation, which is ongoing. In connection with this litigation, the Company's Chairman and principal shareholder agreed in connection with the Company's 1996 initial public offering to indemnify the Company for any and all losses which the Company sustained, up to $1,000,000, arising from or relating to the alleged wrongful conduct of the Defendants. The Chairman advanced
$675,000 to the Company in furtherance of this agreement. Pursuant to an amendment to the indemnification agreement adopted by the Company's Board of Directors in February 2000, upon collection by the Company of the aforementioned settlement proceeds, the Company will reimburse the Company's Chairman for the $675,000 which he previously advanced to the Company.

      On June 30, 1998, Bruce Flitcroft ("Flitcroft"), the Company's former Corporate Vice President, Technology Services, filed suit in the Superior Court of New Jersey, Morris County, against the Company and the Company's Chairman alleging, among other things, breach by the Company of Flitcroft's employment agreement and failure to pay an alleged bonus arising from the Company's 1990 acquisition of Datar IDS Corp. and/or pay, pursuant to an alleged oral promise, an alleged one million-dollar severance payment in lieu of such bonus. On July 16, 1998, without knowledge of the suit filed by Flitcroft, the Company filed suit against Flitcroft and Alliant Technologies, Inc. ("Alliant"), a company believed to be owned and/or operated by Flitcroft, alleging, among other things, breach of contract and conspiracy to usurp corporate assets and opportunities. The Court directed arbitration of the claims commencing in March 1999. The Company obtained insurance coverage for some of the claims in dispute. The Company's Board of Directors authorized the Company to defend its Chairman and approved his indemnification by the Company. In August 1999, the parties settled all of their claims against one another.

      The Company has no knowledge of any material litigation to which it is a party or to which any of its property is subject.

9.  Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information for the years ended December 31, 1999, 1998 and 1997:


                                                                                           Year Ended December 31,
                                                                                                (in thousands)
                                                                                    ----------------------------------------

                                                                                           1999          1998         1997
                                                                                    ------------   -----------   -----------
Interest paid..............................................................               $  24       $    77       $  159
Income taxes paid..........................................................                 273         2,678        3,917
Non-cash investing and financing activities:
   Equipment acquired under capital lease..................................                  17            74           -


10.  Income Taxes

      The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of the assets and liabilities.

      The components of the provision for income taxes for 1999, 1998 and 1997 are as follows:


                                                        Year Ended December 31,
                                                            (in thousands)
                                          -----------------------------------------------------

                                                  1999                 1998              1997
                                          --------------    -----------------   ---------------
Current:
      Federal........................             $684                 $547           $ 3,692
      State and local................              238                  186             1,358
                                                 -----                 ----           -------
                                                   922                  733             5,050
                                                 -----                 ----           -------
Deferred:
      Federal........................              (95)                 (82)             (841)
      State and local................              (33)                 (28)             (365)
                                                 -----                 ----           -------
                                                  (128)                (110)           (1,206)
                                                 -----                 ----           -------
                                                  $794                 $623           $ 3,844
                                                 =====                 ====           =======

      A reconciliation of the Federal statutory rate to the Company's effective tax rate for 1999, 1998 and 1997 is as follows:


                                                                                Year Ended December 31,
                                                                       ----------------------------------------------

                                                                               1999            1998            1997
                                                                       --------------   -------------   -------------
Taxes at statutory rate.........................................              34.0%           34.0%           34.0%
State and local income taxes, net of federal tax benefit........               7.0%            7.8%            6.7%
Other, net......................................................                -              4.9%            0.3%
                                                                              ----            -----           -----
Effective tax rate..............................................              41.0%           46.7%           41.0%
                                                                              ====            =====           =====

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 1999 and 1998 are as follows:


                                                                                  Year Ended December
                                                                                     31,

                                                                                1999               1998
                                                                      ----------------    ---------------
Accounts receivable allowances......................................          $1,349             $  540
Inventory reserves..................................................             123                428
Accrual for compensated absences....................................             287                520
Accumulated depreciation and amortization...........................              99               (11)
Other accruals......................................................              31                284
                                                                              ------             ------
                                                                              $1,889             $1,761
                                                                              ======             ======

11. Earnings Per Share

      In  February  1997,  the  Financial   Accounting  Standards  Board  issued
Statement No. 128 "Earnings per Share" ("SFAS No. 128") which specifies the computation, presentation ad disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average number of shares outstanding. The objective of diluted EPS, consistent with that of basic EPS, is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential dilutive common shares.




               COMPUTATION OF EARNINGS PER SHARE
           (in thousands, except per share amounts)

                                                                                  For the Years Ended December 31,
                                                                                   1999           1998        1997
                                                                                   ----           ----        ----
Net income..................................................................... $ 1,142        $   711        $ 5,521
                                                                                =======         ======        =======
Basic:

  Weighted average number of shares outstanding................................   6,253          6,272          5,719
                                                                                =======         ======        =======
  Net income per share ........................................................ $  0.18        $  0.11        $  0.97
                                                                                =======         ======        =======
Diluted:
   Weighted average number of shares outstanding...............................   6,253          6,272          5,719

   Dilutive effects of stock options...........................................      12             59            186
                                                                                -------         ------        -------

   Weighted average number of common and common
    equivalent shares outstanding..............................................   6,265          6,331          5,905
                                                                                =======         ======        =========
   Net income per share........................................................ $  0.18         $ 0.11        $  0.93
                                                                                =======         ======        ========


12.    Employee Stock Purchase Plan

       On December 31, 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") for employees of the Company and its subsidiaries. The Plan was approved by the Company's shareholders at its 1998 Annual Meeting. The Plan was adopted to provide a further incentive for employees to promote the best interests of the Company and to encourage stock ownership by employees. A total of 500,000 shares of common stock are authorized for issuance pursuant to the Plan.

      In general, the Plan provides for eligible employees to designate in advance of specified purchase periods (monthly) a percentage of compensation (up to 10%) to be withheld from their pay and applied toward the purchase of such number of whole shares of Common Stock as can be purchased at a price of 85% of the stock's trading price at the end of each such period. No employee can purchase more than $15,000 worth of capitalized common stock annually, and no common stock can be purchased by any person which would result in the purchaser owning five percent or more of the total combined voting power or value of all classes of stock of the Company.

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

       During the years ended December 31, 1999 and 1998, employees purchased 49,691 shares and 80,888 shares, respectively, under the Plan for aggregate proceeds of approximately $177,000 and $509,000, respectively.


13. Stock Repurchase Program

     In August 1998, the Board of Directors authorized the Company to repurchase up to 225,000 shares of its outstanding common stock at market price. On May 20, 1999, the Board of Directors authorized the Company to repurchase up to 225,000 additional shares of its common stock at market price. During the year ended December 31, 1998, 136,800 shares of the Company's common stock were repurchased for approximately $667,000, an average price of $4.87 per share. During the year ended December 31, 1999, 13,800 shares of the Company's common stock was repurchased for approximately $53,000, an average price of $3.89 per share. As of December 31, 1999, a total of 150,600 shares of the Company's common stock has been repurchased for approximately $720,000 at an average price of $4.78 per share since the inception of the repurchase program in August 1998.

14. Significant Customers and Vendors

           During 1999, PSE&G and Mercedes-Benz of North America accounted for approximately 13% and 12% of the Company's net sales, respectively. During the fiscal year ended December 31, 1998, KPMG LLP accounted for approximately 15% of the Company's net sales. During the fiscal year ended December 31, 1997, Nabisco and KPMG LLP accounted for 16% and 15% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 1999, 1998 and 1997.

           The Company purchases the majority of its products primarily from two aggregators of computer hardware, software and peripherals. During 1999, the Company acquired approximately 57%, 22%, and 10% of its products for resale from Ingram, Pinacor and Tech Data, respectively. Agreements with these aggregators provide for, among other things, certain discount pricing for meeting agreed-upon purchase levels and minimum purchase commitments.


15.  Related Party Transactions

           In connection with the Company's 1996 initial public offering, the Company's Chairman and principal shareholder agreed to indemnify the Company for any and all losses which the Company sustained, up to $1,000,000, arising from or relating to the alleged wrongful conduct of certain former employees of the Company and their current employer (the "Defendants"). The Chairman advanced $675,000 of his personal funds to the Company in furtherance of this agreement. Pursuant to an amendment to his indemnification agreement adopted by the Company's Board of Directors in February 2000, upon collection by the Company of the anticipated settlement proceeds from the Company's litigation against the Defendants, the Company will reimburse the Chairman for the $675,000 previously advanced.

           In May 1999, the Company's Board of Directors authorized, subject to mutually satisfactory terms and conditions, the issuance to Fallen Angel Capital LLC ("Fallen Angel") of a warrant (the "Warrant") to purchase up to an aggregate of 200,000 shares of the Company's common stock. A member of the Company's Board of Directors is a principal of Fallen Angel. The Warrant was issued in consideration for investment banking advisory services rendered by Fallen Angel in connection with the Company's preferred stock investment in nex-i.com Inc., in which an affiliate of Fallen Angel, Fallen Angel Equity Fund L.P., also participated. Fallen Angel Equity Fund L. P. currently owns approximately 10% of the Company's outstanding common stock. The Company currently intends to submit the Warrant for shareholder approval at the Company's 2000 Annual Meeting.

16.  Subsequent Event

           In January 2000, the Company acquired a 30% preferred stock equity interest in nex-i.com Inc. for approximately $1.8 million in cash.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997

                                                               Balance at         Provision -        Deductions -     Balance of End
                                                            Beginning of Year  Charged to Income   Accounts Written       of Year
                                                                                                         off
    Allowance for doubtful accounts:
                                                    1999             $ 1,300             $ 1,989           $   -           $ 3,289
                                                    1998               1,255                 414               369           1,300
                                                    1997                 263                 992                -            1,255

    Inventory Reserve:
                                                    1999             $ 1,029             $   300           $ 1,029         $   300
                                                    1998                 630                 399               -             1,029
                                                    1997                 230                 400               -               630


                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                     ALPHANET SOLUTIONS, INC.




                     By: /s/ Donald A. Deieso
                     ------------------------
                     Donald A. Deieso, President and Chief
                     Executive Officer (Principal Executive
                     Officer)

                     March 30, 2000
                     --------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                             Title                                           Date
           ---------                             -----                                           ----
/s/Stan Gang                                  Chairman of the Board                          March 30, 2000
------------------------------------
   Stan Gang

/s/Donald A. Deieso                       President and Chief Executive
------------------------------------      Officer (Principal Executive                       March 30, 2000
                                                    Officer)

/s/David M. Gordon                        Vice President, Treasurer
-------------------------------------     and Chief Financial Officer                        March 30, 2000
   David M. Gordon                         (Principal Financial and
                                               Accounting Officer

/s/Michael Gang                                     Director                                 March 30, 2000
-------------------------------------
   Michael Gang

/s/Ira Cohen                                        Director                                 March 30, 2000
-------------------------------------
   Ira Cohen

/s/Thomas F. Dorazio                                Director                                 March 30, 2000
-------------------------------------
   Thomas F. Dorazio
