Form 10-Q
period 2000-03-31
ALPHANET SOLUTIONS INC
filed 2000-05-12
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                         Commission file number 0-27042


                            AlphaNet Solutions, Inc.
          -------------------------------- --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New Jersey                                  22-2554535
-------------------------------            ---------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Avenue, Cedar Knolls, New Jersey               07927
--------------------------------------------               -----
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

    Yes:  X                                                       No: ___
       ---

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 28, 2000:

Class                                         Number of Shares Outstanding
-----                                         ----------------------------

Common Stock, $.01 par value                           6,338,193



                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS


PART I.              FINANCIAL INFORMATION

       Item 1.       Financial Statements...................................................................1

                     Consolidated Balance Sheets
                     as of March 31, 2000 (unaudited)
                     and December 31, 1999................................................................. 2

                     Consolidated Statements of Operations
                     for the Three Months Ended
                     March 31, 2000 (unaudited) and March 31, 1999 (unaudited)............................. 3

                     Consolidated Statements of Cash Flows
                     for the Three Months Ended
                     March 31, 2000 (unaudited) and March 31, 1999 (unaudited)............................. 4

                     Notes to Consolidated Financial Statements (unaudited)................................ 5

       Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......................................... 7

       Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................14

PART II.             OTHER INFORMATION.....................................................................15

       Item 5.       Other Information.....................................................................15

       Item 6.       Exhibits and Reports on Form 8-K......................................................15

SIGNATURES.................................................................................................16


                                     PART I.

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements



                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                          March 31,          December 31,
                                                                                            2000                 1999
                                                                                            ----                 ----
                                                                                         (unaudited)
                                      ASSETS
Current assets:
         Cash and cash equivalents.....................................                 $ 21,854               $ 16,485
         Accounts receivable, less allowance for doubtful
            accounts of  $3,289 at March 31, 2000 and December 31, 1999
                                                                                          16,976                 26,700
         Inventory....................................................                     4,204                  2,533
         Deferred income taxes........................................                     2,848                  1,889
         Prepaid expenses and other current assets....................                     1,412                  1,234
         Costs in excess of billings..................................                     1,583                    481
                                                                                          -------                -------
                    Total current assets..............................                    48,877                 49,322

Property and equipment, net...........................................                     4,428                  4,459
Other assets..........................................................                     3,657                  2,240
                                                                                          -------                -------

                    Total assets......................................                  $ 56,962               $ 56,021
                                                                                          =======                =======


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of capital lease obligations.................                  $     20               $     20
         Accounts payable.............................................                     8,604                  7,473
         Accrued expenses.............................................                     4,973                  3,988
                                                                                          -------                -------
                    Total current liabilities.........................                    13,597                 11,481

Advance from principal shareholder....................................                       675                    675
Capital lease obligations.............................................                        26                     31
                                                                                           ------                -------
                     Total liabilities................................                    14,298                 12,187
                                                                                          -------                -------

Shareholders' equity:

         Preferred stock - $0.01 par value; authorized
            3,000,000 shares, none issued..............................                        -                      -
         Common stock - $0.01 par value; authorized
            15,000,000 shares, 6,463,832 and 6,423,399 shares
            issued and outstanding at March 31, 2000 and
            December 31, 1999, respectively............................                       64                     64
         Additional paid-in capital....................................                   34,333                 34,150
         Retained earnings.............................................                    8,987                 10,340
         Treasury stock - at cost; 150,600 shares at March 31, 2000 and
            December 31, 1999..........................................                     (720)                  (720)
                                                                                          -------                 ------

                    Total shareholders' equity.........................                   42,664                 43,834
                                                                                          -------                -------

Total liabilities and shareholders' equity..............................                $ 56,962               $ 56,021
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


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                   For the Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                        2000              1999
                                                                        ----              ----
Net sales:
       Product...........................................             $12,209           $18,692
       Services and support..............................              11,020            11,436
                                                                     --------            ------
                                                                       23,229            30,128

Cost of sales:
       Product...........................................              11,338            16,609
       Services and support..............................               8,241             8,068
                                                                     --------            ------
                                                                       19,579            24,677

Gross profit:
       Product...........................................                 871             2,083
       Services and support..............................               2,779             3,368
                                                                     --------            ------
                                                                        3,650             5,451
Operating expenses:
       Selling, general and administrative...............               5,617             6,302
       Transition costs..................................                 275                 -
                                                                     --------            ------
                                                                        5,892             6,302

Operating loss...........................................              (2,242)             (851)

Other income (expense):
       Interest income, net..............................                 259               159
       nex-i.com loss recognition (see note 3)...........                (335)                -
       Other income, net.................................                   6                90
                                                                     ---------           -------
                                                                          (70)              249
                                                                     ---------           -------
Loss before income taxes.................................              (2,312)             (602)

Benefit for income taxes.................................                (959)             (250)
                                                                     ---------           -------
Net loss.................................................            $ (1,353)           $ (352)
                                                                     =========           =======

Net loss per share:
       Basic.............................................           $   (0.21)           $(0.06)
                                                                    =========           =======
       Diluted...........................................           $   (0.21)           $(0.06)
                                                                    =========           =======

Shares used to compute net loss per share:
       Basic.............................................               6,299             6,236
                                                                    ---------           -------
       Diluted...........................................               6,299             6,236
                                                                    ---------           -------


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                            For the Three Months Ended
                                                                                                      March 31,
                                                                                                    2000         1999
                                                                                                    ----         ----
Cash flows from operating activities:

     Net loss ................................................................................   $ (1,353)   $   (352)
     Adjustments to reconcile net loss to net cash
            provided by operating activities:
           Depreciation and amortization .....................................................        632         663
           nex-i.com loss recognition (see note 3)............................................        335          --
           Deferred income taxes .............................................................       (959)         --
           Cash (used by) provided by changes in:
                 Accounts receivable..........................................................      9,724       3,568
                 Inventories..................................................................     (1,671)     (1,296)
                 Prepaid expenses and other current assets....................................       (178)      1,536
                 Other assets ................................................................          5           2
                 Accounts payable.............................................................      1,131      (1,253)
                 Accrued expenses.............................................................        985        (401)
                 Costs in excess of billings..................................................     (1,102)       (711)
                                                                                                 --------    --------
           Net cash provided by operating activities .........................................      7,549       1,756
                                                                                                 --------    --------

Cash flows from investing activities:
     Property and equipment expenditures .....................................................       (558)       (128)
     Investment in nex-i.com .................................................................     (1,800)         --
                                                                                                 --------    --------
           Net cash used in investing activities .............................................     (2,358)       (128)
                                                                                                 --------    --------

Cash flows from financing activities:
     Net proceeds from sales of common stock .................................................         --          63
     Exercises of stock options ..............................................................        183          15
     Repayment of capital lease obligations ..................................................         (5)         (4)
                                                                                                 --------    --------
           Net cash provided by financing activities .........................................        178          74
                                                                                                 --------    --------

Net increase in cash and cash equivalents ....................................................      5,369       1,702
Cash and cash equivalents, beginning of period ...............................................     16,485      13,377
                                                                                                 --------    --------

Cash and cash equivalents, end of period .....................................................   $ 21,854    $ 15,079
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

                            ALPHANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Description of the Business and Basis of Presentation:

      AlphaNet Solutions, Inc. (the "Company") is an information technology professional services firm specializing in network design, operation, management, and security. The Company provides services in information security, network implementation, professional development, project management, and Internet-related matters.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform with current year presentation.

      Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.


Note 2 - Net Income Per Share:



                        COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                               For the Three Months Ended
                                                                                         March 31,
                                                                                   2000              1999
                                                                                   ----              ----
Net loss................................................................     $  (1,353)        $    (352)
                                                                             ==========        ==========
Basic:
   Weighted average number of shares outstanding........................          6,299             6,236
                                                                             ---------         -----------
   Net loss per share...................................................     $   (0.21)        $   (0.06)
                                                                             ==========        ===========
Diluted:
   Weighted average number of shares outstanding........................         6,299             6,236
   Dilutive effects of stock options....................................            --                --
                                                                             ----------        -----------
   Weighted average number of common and
        equivalent shares outstanding ..................................          6,299             6,236
                                                                             ----------        -----------
   Net loss per share...................................................     $    (0.21)       $    (0.06)
                                                                             ==========        ===========


       Options to purchase 769,165 shares and 511,870 shares of the Company's common stock at weighted average exercise prices of $4.41 and $5.19 per share as of March 31, 2000 and 1999, respectively, were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive.


Note 3 - Investment in nex-i.com:

       On January 14, 2000, the Company made an investment of $1.8 million for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a privately-held internet company - nex-i.com Inc. ("nex-i.com"). The investment represents approximately 30% of nex-i.com equity on an as converted basis. The Company has recorded a charge to the extent of its investment based upon its proportionate preferred stock funding interest which is currently 78%.

       The Company has entered into a strategic relationship with nex-i.com which provides the Company with a right of first refusal to perform certain services related to nex-i.com's customers which are routinely performed by the Company for its own clients. The terms of the preferred stock investment include, among other provisions, Board of Directors representation for the Company and the right (with certain restrictions) to sell the shares back to nex-i.com after January 14, 2006, subject to acceleration under certain circumstances. Additionally, the Company has agreed, subject to shareholder approval at the Company's 2000 Annual Meeting of Shareholders scheduled for May 19, 2000, or any adjournment thereof, to issue 200,000 common stock purchase warrants to Fallen Angel Capital, LLC in consideration for investment advisory services provided to the Company in connection with its preferred stock investment in nex-i.com.

Note 4 - Recently Issued Accounting Standards:

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A, this SAB must be implemented no later than June 30, 2000. The Company does not expect the accounting and disclosures discussed in SAB 101 to have a material impact on its financial statements.

Note 5 - Transition Costs:

       Transition Costs of $275,000 for the first quarter of 2000 include costs to realign the Company's workforce and improve its recruiting and information technology infrastructure.

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations
-------      ---------------------------------------------------------------

General
-------

       AlphaNet Solutions, Inc. ("AlphaNet Solutions" or the "Company") is an information technology ("IT") professional services firm specializing in network design, operation, management, and security. Through its Enterprise Network Management Division, the Company also offers remote network management, call center support, and managed security services. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software product and, since 1990, has been developing and offering related IT services. In the first quarter of 2000, net product sales were 52.6% and services and support revenue was 47.4% of the Company's net sales. During the same period, gross profit from product sales was 23.9% and gross profit from services and support revenue was 76.1% of the Company's total gross profit.

       During the first quarter of 2000, the Company's total net sales decreased by 22.9% from the comparable period in 1999. This decline was primarily attributable to a reduction in product sales of $6.5 million and services revenue of $416,000. The Company continues to focus on the strategy of transitioning from primarily a reseller of product to a professional services Company. See "Results of Operations" on pages 11-12.

       The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with major aggregators of computer hardware and software, Ingram Micro, Inc. ("Ingram"), Pinacor, Inc., an affiliate of MicroAge, Inc. ("Pinacor"), and Tech Data Corporation ("Tech Data"), the Company provides its customers with competitive pricing and such value-added services as electronic product ordering, product configuration, testing, warehousing and delivery. The Company's relationship with Pinacor commenced in 1984 and, as customer demand for IT products grew, the Company initiated its relationships with Ingram and Tech Data in 1994. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and application software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the three months ended March 31, 2000, the Company acquired approximately 48.9%, 3.6% and 21.3% of its products for resale from Ingram, Pinacor and Tech Data, respectively.

      Except for the MTA Contract entered into in December 1997, there are no ongoing written commitments by customers to purchase products from the Company, and all product sales are made on a purchase-order basis. As the market for IT products has matured, price competition has intensified and is likely to continue to intensify. During the three months ended March 31, 2000, the Company's gross profits, margins and results of operations were adversely affected by such continued product pricing pressure and by a significant reduction in product purchase orders from the Company's customers. In addition, the Company's gross profits, margins and results of operations could be adversely affected by a disruption in the Company's sources of product supply.

      The Company offers enterprise network management, information security, Internet-related, eMobile Solutions, application development, professional development, help desk, and workstation support services. Services and support revenue is recognized as such services are performed. Most of the Company's services are billed on a time-and-materials basis. The Company's professional development and services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins and to attract and retain these personnel. The competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers. This intense competition has caused the Company's billing margins to be lower than they might otherwise have been.

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

      The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its customers' IT product requirements and its long-term relationships with large clients, positions the Company to grow the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. During the three months ended March 31, 2000, services revenue accounted for approximately 76.1% of the Company's total gross profit in this period. The Company believes that, as a single-source provider of IT products, services and support, it is able to earn margins higher than it would earn if it sold products only.

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

      The Company's operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are primarily fixed costs. The Company's expense levels are based in part on expectations of future revenues. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. Depending upon the availability of qualified technical personnel, during periods of rapid growth the Company has utilized and in the future is likely to utilize contract personnel, which adversely affects gross margins. If the Company successfully expands its service offerings, periods of variability in utilization may continue to occur. In addition, the Company is likely to incur greater technical training costs during such periods.

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

       The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed a further written submission with the DRO on March 23, 2000. It is not yet known when or how the DRO will rule on the Company's appeal. Under the terms of the MTA Contract, the Company is entitled to appeal any adverse determination of the DRO to the trial-level court in the State of New York. The Company believes that its request for equitable adjustment constitutes a valid claim under the MTA Contract. There can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company. The Company has initiated actions to improve the operating efficiencies and management of this project. No amounts have been recognized for any relief which may be realized from the claim for equitable adjustment submitted to the MTA. The Company is currently recording recording revenues under the MTA Contract equal to costs incurred. At March 31, 2000, based upon eligible drawdowns, the MTA project was approximately 47% complete.


Forward-Looking Statements
--------------------------

       Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are "forward-looking," and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding the anticipated growth in the IT markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of AlphaNet Solutions' new service offerings and the utilization of such services by our customers, and trends in future operating performance, and are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control, including (a) the short-term nature of our customers' commitments, (b) patterns of capital spending by our customers, (c) the timing, size and mix of product and service orders and deliveries, (d) the timing and size of new projects, (e) pricing changes in response to various competitive factors, (f) market factors affecting the availability of qualified technical personnel, (g) the timing and customer acceptance of new product and service offerings, (h) changes in trends affecting outsourcing of IT services, (i) disruption in sources of supply, (j) changes in product, personnel and other operating costs, and (k) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for our products and services; (iv) our ability to effectively manage our growth which will require us to continue developing and improving our operational, financial and other internal systems; (v) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (vi) our ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (vii) our substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by AlphaNet Solutions, such as our ability to integrate acquired operations and to retain key customers and personnel of the acquired business; and (ix) our reliance on the continued services of key executive officers and salespersons. Such risks and uncertainties may cause our actual results to differ materially from the results discussed in the forward-looking statements contained herein.

Results of Operations
---------------------

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

       Net Sales. Net sales decreased by 22.9%, or $6.9 million, to $23.2 million for the first quarter of 2000 from $30.1 million for the first quarter of 1999. The Company has continued to focus on the strategy of transitioning
AlphaNet Solutions from primarily a reseller of product to a professional services company. As a result of this transition, product sales decreased by 34.7%, or $6.5 million, to $12.2 million for the first quarter of 2000 from $18.7 million for the first quarter of 1999. Services and support revenue decreased by 3.6%, or $416,000, to $11.0 million for the first quarter of 2000 from $11.4 million for the first quarter of 1999. Many of the services performed by the Company in prior years such as desktop support services, configuration and installation were performed to support the product sales. As the overall product business declines, this type of service revenue also declines. The Company is now focusing on providing services and support that are independent of product sales such as security, training, and network operations support. Also contributing to reduced services and support revenue for the first quarter of 2000 is a general slowdown in IT spending as Y2K projects were completed.

       Gross Profit. Gross profit decreased by 33.0%, or $1.8 million, to $3.7 million for the first quarter of 2000 from $5.5 million for the first quarter of 1999. Measured as a percentage of net sales, the Company's overall gross profit margin decreased to 15.7% of net sales for the first quarter of 2000 from 18.1% for the first quarter of 1999. Gross profit attributable to product sales decreased by 58.2%, or $1.2 million, to $871,000 for the first quarter of 2000 from $2.1 million for the first quarter of 1999. Measured as a percentage of net sales, product gross profit decreased to 7.1% for the first quarter of 2000 from 11.1% for the first quarter of 1999. This decline in product gross profit is primarily due to downward pricing pressure on product sales. Gross profit attributable to services and support decreased by 17.5%, or $589,000, to $2.8 million in the first quarter of 2000 from $3.4 million for the first quarter of 1999. Measured as a percentage of net sales, gross profit from services and support decreased to 25.2% for the first quarter of 2000 from 29.5% for the first quarter of 1999. This decrease is primarily due to the loss of gross profit from the Company's discontinued staffing division and telecom division and a reduction in manufacturer credits received for warranty repairs performed by the Company.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 10.9%, or $685,000, to $5.6 million for the first quarter of 2000 from $6.3 million for the first quarter of 1999. This decrease is primarily attributable to reduced personnel and facilities related costs partially offset by increased marketing and advertising expenditures, increased recruiting costs for technical personnel, and increased professional services costs.

      Transition costs. Transition costs of $275,000 for the first quarter of 2000 include costs to realign the Company's workforce and improve its recruiting and information technology infrastructure.

       Interest income, net. Interest income, net increased by 62.9%, or $100,000, to $259,000 for the first quarter of 2000 from $159,000 in the first quarter of 1999. This increase is primarily due to a $4.9 million increase in the average cash balance maintained by the Company during the current quarter.

      nex-i.com. On January 14, 2000, the Company made an investment of $1.8 million for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a private internet start-up - nex-i.com. The investment represents approximately 30% of nex-i.com equity on an as converted basis. The nex-i.com series A financing represents substantially all of the current funding available to support nex-i.com's operations and cash flow requirements. Accordingly, the Company has recorded a charge to the extent of its proportionate investment based upon its preferred stock funding interest which is currently 78%. The Company recorded a first quarter 2000 charge of $335,000 relating to this investment.

       Benefit for income taxes. The benefit for income taxes for the quarter ended March 31, 2000 was $959,000. An income tax benefit was recorded at a 41.5% effective tax rate in 2000. In 1999, the benefit for income taxes was $250,000, which was also based upon a 41.5% effective tax rate.

Recently Issued Accounting Standards
------------------------------------

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A, this SAB must be implemented no later than June 30, 2000. The Company does not expect the accounting and disclosures discussed in SAB 101 to have a material impact on its financial statements.

Liquidity and Capital Resources
-------------------------------

       Cash and cash equivalents at March 31, 2000 increased by 32.6%, or $5.4 million, to $21.9 million from $16.5 million at December 31, 1999. Working capital at March 31, 2000 was $35.3 million as compared to $37.8 million at December 31, 1999 representing a decrease of $2.6 million or 6.8%. The increase in cash was primarily due to increases in cash provided by operations of $7.5 million and cash provided by financing activities of $178,000 which is partially offset by cash used in investing activities of $2.4 million.

       Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings.

       Cash provided by operating activities primarily resulted from collections of accounts receivable of approximately $9.7 million, increases in accrued expenses of $1.0 million, and increases in accounts payable of $1.1 million, partially offset by a $1.7 million increase in inventory, costs in excess of billings for the MTA project of $1.1 million and the net loss for the quarter of $1.4 million. The Company's days sales outstanding in accounts receivable decreased from 69 days at December 31, 1999 to 64 days at March 31, 2000.

       Cash used in investing activities related to the Company's $1.8 million investment in nex-i.com and capital expenditures of $558,000. The capital expenditures were primarily for the purchase of computer equipment and software used by the Company.

       Cash provided by financing activities of $178,000 primarily relates to the proceeds from the exercise of employee stock options and employee purchases of Company stock.

       On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes, at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions, at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, the Company and the Bank entered into an amendment to the aforementioned Loan and Security Agreement, whereby the Bank extended the Company's credit facility for an additional year through September 30, 1999. Effective October 1, 1999, the Company and the Bank extended the Company's credit facility on substantially the same terms and conditions for an interim period ending December 31, 1999. Effective January 1, 2000, the Company and the Bank extended the Company's credit facility for an additional year ending December 31, 2000 on substantially similar terms; however, the Bank has provided $2.0 million of the $15.0 million credit line to the Company on an uncollateralized basis. Under this credit facility, the Company is required to maintain a minimum fixed charge coverage ratio, and a total liabilities to net worth ratio. At March 31, 2000, no amounts were outstanding under the credit facility.

       The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of common stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During the three months ended March 31, 2000, 9,072 shares of common stock were sold to employees under the plan for approximately $45,000, an average price of $4.93 per share. The Company has issued an aggregate of 139,671 shares since the inception of the Employee Stock Purchase Plan at an average price of $5.23 per share, receiving total proceeds of $730,000.

       The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation. At March 31, 2000, there were outstanding balances of approximately $3.4 million for Finova Capital Corporation and approximately $1.6 million for IBM Credit Corporation under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company.

       The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

       On April 27, 2000, the Company entered into a letter agreement with Fallen Angel Capital, LLC, the general partner of Fallen Angel Equity Fund, LP., a Delaware limited partnership which owns more than 10% of the Company's common stock and of which Ira Cohen, a director and nominee for re-election as a director of the Company, is a principal. Under terms of the letter agreement, the Company has agreed, subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for May 19, 2000, or any adjournment thereof, to issue warrants to Fallen Angel Capital, LLC to purchase 200,000 shares of Common Stock of the Company at a purchase price of $5.00 per share for a one-year period commencing May 19, 2000 and ending May 18, 2001. The consideration for the issuance of the warrants is the services provided by Fallen Angel Capital, LLC in negotiating the business and financial terms of the Company's preferred stock investment in nex-i.com Inc., a New Jersey corporation. The estimated fair value of the warrants will be determined as of the date of shareholder approval using the Black-Scholes option pricing model.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
-------     -----------------------------------------------------------

       Not applicable.

 PART II. OTHER INFORMATION


Item 5.      Other Information.
-------      ------------------

             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K.
-------      ---------------------------------

(a)    Exhibit.

          10.36 Letter Agreement dated April 27, 2000 by and between Fallen Angel Capital, LLC ("Fallen Angel") and AlphaNet Solutions, Inc. concerning the issuance of Common Stock purchase warrants to Fallen Angel.

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



                               AlphaNet Solutions, Inc.




DATE: May 12, 2000             By: DONALD A. DEIESO
                                   ---------------------------------------------
                                   Donald A. Deieso
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


DATE:  May 12, 2000            By: WILLIAM S. MEDVE
                                   ---------------------------------------------
                                   William S. Medve
                                   Senior Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)