Form 10-Q
period 2000-06-30
ALPHANET SOLUTIONS INC
filed 2000-08-14
CIK 1002132

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                         Commission file number 0-27042

                            AlphaNet Solutions, Inc.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                    22-2554535
-----------------------------------         ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

7 Ridgedale Avenue, Cedar Knolls, New Jersey                       07927
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (973) 267-0088
                        --------------------------------
                         (Registrant's Telephone Number
                              Including Area Code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes: X                 No:
                          ---                   ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2000:

Class                                         Number of Shares Outstanding
-----                                         ----------------------------
Common Stock, $.01 par value                         6,377,006

                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements.............................................. 1

                  Consolidated Condensed Balance Sheets
                  as of June 30, 2000 (unaudited)
                  and December 31, 1999............................................. 2

                  Consolidated Condensed Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 2000 (unaudited) and June 30, 1999 (unaudited)............3

                  Consolidated Condensed Statements of Cash Flows
                  for the Six Months Ended
                  June 30, 2000 (unaudited) and June 30, 1999 (unaudited)........... 4

                  Notes to Consolidated Condensed Financial Statements (unaudited)... 5

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................... 9

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk........18

PART II.          OTHER INFORMATION.................................................19

      Item 1.     Legal Proceedings.................................................19

      Item 4.     Submission of Matters to a Vote by Securities Holders.... ........19

      Item 5.     Other Information.................................................20

      Item 6.     Exhibits and Reports on Form 8-K..................................21

SIGNATURES..........................................................................22

                                     PART I.

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JUNE 30,        DECEMBER 31,
                                                                    2000              1999
                                                                -----------       ------------
                                                                (UNAUDITED)
                                ASSETS
Current assets:
        Cash and cash equivalents............................    $ 18,340           $ 16,485
        Accounts receivable, less allowance for doubtful
           accounts of  $4,042 at June 30, 2000 and $3,289
           at December 31, 1999..............................      19,547             26,700
        Inventory............................................       1,413              2,533
        Deferred income taxes................................       1,576              1,889
        Prepaid expenses and other current assets............       1,013              1,234
        Costs in excess of billings..........................           -                481
                                                                 --------           --------
                 Total current assets........................      41,889             49,322
Property and equipment, net..................................       4,209              4,459
Other assets.................................................       3,021              2,240
                                                                 --------           --------

                 Total assets................................    $ 49,119           $ 56,021
                                                                 ========           ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of capital lease obligations.........    $     21           $     20
        Accounts payable.....................................       8,802              7,473
        Accrued expenses.....................................       4,876              3,988
        Accrued MTA contract liability.......................       2,375                  -
                                                                 --------           --------
                 Total  current liabilities..................      16,074             11,481

Advance from principal shareholder...........................           -                675
Capital lease obligations....................................          20                 31
                                                                 --------           --------

                  Total liabilities..........................      16,094             12,187
                                                                 --------           --------

Shareholders' equity:
        Preferred stock - $0.01 par value; authorized
          3,000,000 shares, none issued......................           -                  -
        Common stock - $0.01 par value; authorized
          15,000,000 shares, 6,514,073 and 6,423,399 shares
          issued and outstanding at June 30, 2000 and
          December 31, 1999, respectively....................          65                 64
        Additional paid-in capital...........................      34,981             34,150
        (Accumulated deficit) earnings.......................      (1,301)            10,340
        Treasury stock - at cost; 150,600 shares at June 30,
          2000 and December 31, 1999.........................        (720)              (720)
                                                                 --------           --------

                 Total shareholders' equity..................      33,025             43,834
                                                                 --------           --------

Total liabilities and shareholders' equity...................    $ 49,119           $ 56,021
                                                                 ========           ========

          See accompanying notes to consolidated financial statements.

                            ALPHANET SOLUTIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            --------------------------    ------------------------
                                                               2000           1999          2000           1999
                                                               ----           ----          ----           ----
Net sales:
      Product .............................................  $ 13,540      $ 19,566      $ 25,749      $ 38,258
      Services and support ................................    12,138        12,567        23,158        24,003
                                                             --------      --------      --------      --------
                                                               25,678        32,133        48,907        62,261

Cost of sales:
      Product .............................................    12,573        17,519        23,911        34,128
      Services and support ................................     8,669         8,585        16,910        16,723
      MTA contract loss recognition and
      Other charges .......................................     4,851             -         4,851             -
                                                             --------      --------      --------      --------
                                                               26,093        26,104        45,672        50,851
Gross profit:
      Product .............................................       967         2,047         1,838         4,130
      Services and support ................................     3,469         3,982         6,248         7,280
      MTA contract loss recognition and other charges......    (4,851)            -        (4,851)            -
                                                             --------      --------      --------      --------
                                                                 (415)        6,029         3,235        11,410

Operating expenses:
      Selling, general and administrative .................     7,456         6,005        13,348        12,237
                                                             --------      --------      --------      --------
                                                                7,456         6,005        13,348        12,237

Operating income (loss) ...................................    (7,871)           24       (10,113)         (827)

Other income (expense):
      Net interest income .................................       302           150           561           309
      nex-i.com loss ......................................    (1,272)            -        (1,607)            -
      Other income ........................................       (14)            5            (8)           95
                                                             --------      --------      --------      --------
                                                                 (984)          155        (1,054)          404

Income (loss) before income taxes .........................    (8,855)          179       (11,167)         (423)

Provision (benefit) for income taxes ......................     1,433            74           474          (176)
                                                             --------      --------      --------      --------
Net income (loss) .........................................  $(10,288)     $    105      $(11,641)     $   (247)
                                                             ========      ========      ========      ========

Net income (loss) per share:
      Basic ...............................................  $  (1.62)     $   0.02      $  (1.84)     $  (0.04)
                                                             ========      ========      ========      ========
      Diluted .............................................  $  (1.62)     $   0.02      $  (1.84)     $  (0.04)
                                                             ========      ========      ========      ========

Shares used to compute net income (loss) per share:
      Basic ...............................................     6,350         6,251         6,323         6,243
      Diluted .............................................     6,350         6,251         6,323         6,243

           See accompanying notes to consolidated financial statements

                            ALPHANET SOLUTIONS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ------------------------
                                                                                   2000          1999
                                                                                   ----          ----
Cash flows from operating activities:
    Net loss ...................................................................$(11,641)     $   (247)
    Adjustments to reconcile net loss to net cash
          provided by operating activities:
          Depreciation and amortization ........................................   1,278         1,324
          nex-i.com loss recognition ...........................................   1,607             -
          MTA contract loss ....................................................   4,400
          Deferred income taxes ................................................     313             -
          Cash (used by) provided by changes in:
               Accounts receivable .............................................   7,153         2,238
               Inventories .....................................................   1,120        (1,774)
               Prepaid expenses and other current assets .......................     221           207
               Other assets ....................................................    (234)         (196)
               Accounts payable ................................................   1,329        (1,303)
               Accrued expenses ................................................     213          (684)
               Costs in excess of billings/accrued MTA contract liability, net..  (1,544)         (334)
                                                                                --------      --------
          Net cash provided by operating activities ............................   4,215          (769)
                                                                                --------      --------

Cash flows from investing activities:
    Property and equipment expenditures ........................................    (933)         (583)
    Investment in nex-i.com ....................................................  (1,833)            -
                                                                                --------      --------
         Net cash used in investing activities..................................  (2,766)         (583)
                                                                                --------      --------

Cash flows from financing activities:
    Net proceeds from sales of common stock ....................................       -           (53)
    Exercises of stock options .................................................     416           123
    Repayment of capital lease obligations .....................................     (10)           (7)
                                                                                --------      --------
         Net cash provided by financing activities .............................     406            63
                                                                                --------      --------

Net increases in cash and cash equivalents .....................................   1,855        (1,289)
Cash and cash equivalents, beginning of period .................................  16,485        13,377
                                                                                --------      --------

Cash and cash equivalents, end of period .......................................$ 18,340      $ 12,088
                                                                                ========      ========


Supplemental disclosures:
     Cash payments for income taxes ............................................$    418      $    60
Non-Cash transactions:
     Warrant issuance ..........................................................$    416           --

          See accompanying notes to consolidated financial statements.


                                      -4-







                            ALPHANET SOLUTIONS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Description of the Business and Basis of Presentation:

     AlphaNet Solutions, Inc. (the "Company") is an information technology professional services firm specializing in network design, operation, management, and security. The Company provides services in information security, network implementation, professional development, project management, and Internet-related matters.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim periods. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform with current year presentation.

     Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.








                                      -5-







Note 2 - Net Income (Loss) Per Share:

                        COMPUTATION OF EARNINGS PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                             2000        1999            2000          1999
                                                             ----        ----            ----          ----
Net income (loss).......................................  $(10,288)     $  105         $(11,641)      $ (247)
                                                          ========      ======         ========       ======
Basic:
   Weighted average number of shares outstanding........     6,350       6,251            6,323        6,243
                                                          --------      ------         --------       ------

   Net income (loss) per share..........................  $  (1.62)     $ 0.02           $(1.84)      $(0.04)
                                                          ========      ======         ========       ======

Diluted:

   Weighted average number of shares outstanding........     6,350       6,251            6,323        6,243

   Dilutive effects of stock options....................         -           -                -            -
                                                          --------      ------         --------       ------
   Weighted average number of common and
        equivalent shares outstanding ..................     6,350       6,251            6,323        6,243
                                                          --------      ------         --------       ------

   Net income (loss) per share..........................  $  (1.62)     $ 0.02         $  (1.84)      $(0.04)
                                                          ========      ======         ========       ======

Note 3 - Investment in nex-i.com:

     On January 14, 2000, the Company made an investment of $1.8 million for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a private internet start-up -- nex-i.com Inc. ("nex-i.com"). The investment represented approximately 30% of nex-i.com equity on an as converted basis. The Company has recorded its share of losses to the extent of its investment based upon its preferred stock funding interest of 78%. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing, in which the Company did not participate. A further $9,900,000 may be invested by the Series B investors in February 2001, depending upon nex-i.com's satisfaction of certain operating performance milestones. Following the July financing, the Company's investment in nex-i.com represents approximately 15% of nex-i.com equity on an "as converted" basis and approximately 23% of the preferred stock funding interest. In connection with the Series B financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A financing, the Company received 100,000 warrants for the purchase of Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. The warrants are exercisable over five years.

     On April 27, 2000, the Company entered into an agreement with Fallen Angel Capital, LLC, ("Fallen Angel") the general partner of Fallen Angel Equity Fund, LP., a Delaware limited partnership which owns more than 10% of the Company's common stock and of which a director of the Company is a principal. Under the agreement, the Company agreed to issue, and at the Company's Annual Meeting of Shareholders held on May 19, 2000 the Company's shareholders approved for issuance, warrants to Fallen Angel to purchase 200,000 shares of Common Stock of the Company at a purchase price of $5.00 per share for a one-year period commencing May 19, 2000 (see Item
4. Submission of Matters to a Vote by Securities Holders). The warrants were issued in consideration for the services provided by Fallen Angel in negotiating the business and financial terms of the Company's preferred stock investment in nex-i.com. The warrants, with an estimated fair value of $416,000, were accounted for as a cost of the Company's preferred stock investment.

Note 4 - Recently Issued Accounting Standards:

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A and SAB 101B, this SAB must be implemented no later than the fourth quarter of 2000. The Company is evaluating the impact of that SAB101 and related SEC guidance may have on its financial statements upon implementation.

Note 5 - Acquisition of assets of Omnitech Corporate Solutions, Inc.:

     In June 2000, the Company acquired for $250,000 certain assets of Omnitech Corporate Solutions, Inc. ("Omnitech"). Included in the asset acquisition are all of Omnitech's then-existing information technology and network infrastructure services business, including all of Omnitech's client contracts and customer list. Omnitech was a provider of "thin client"/server-based technology solutions. The Omintech acquisition was accounted for as a business purchase combination and resulted in goodwill amounting to $250,000. The operations of Omintech have been included in the Company's operations from the date of acquisition. Pro forma financial data has not been presented as this acquisition is not material.

Note 6 - MTA Contract and Other Changes in Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant accounting estimates include assessing the collectibility of accounts receivable, inventory valuation, rebate accruals, the realizability of MTA Contract costs, the realizability of deferred tax assets, and amortization period of intangibles. Actual results could differ from those estimates.

     In December 1997, the Company entered into a four-year, $20.4 million contract with the Metropolitan Transportation Authority of the City of New
York (the "MTA") to furnish and install local and wide-area computer network components. The aggregate amount of this contract was subsequently increased to $20.6 million. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. Historically, the project has been subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller's office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000.

The workers the Company is currently using, and has historically used, to perform cabling work have been classified as telecommunications workers. The Company believes it is probable the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers effective July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination.

     Previously, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the New York City Comptroller's Office communicated to the Company on July 19, 2000 reclassifying the Company's cabling labor force, resulting in higher than anticipated cabling labor costs, as well as lower than anticipated gross margins on networking activities and higher than expected costs incurred during the three months ended June 30, 2000 and currently expected going forward, the Company has revised its estimated costs for the project. As a result, the Company has recognized an estimated contract loss of $4.4 million. This charge represents the Company's current estimated loss on the MTA project. See pp. 15-16 in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the MTA Contract. The estimated loss does not reflect any recoveries under any request for equitable adjustment in the amount of $1.5 million or any other claims which may be filed by the Company.

     During the three months ended June 30, 2000, the Company increased its provision for uncollectable accounts receivable by $750,000. This increase related to among other things, various receivables from the Company's telecom business, which was divested earlier in the year. Additionally, the Company recorded a charge of $500,000 associated with unrecoverable vendor charges.

Note 7 - Income Taxes:

     Set forth below is a summary of the Company's tax provision (benefit) for the three and six months ended June 30, 2000.

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30, 2000           JUNE 30, 2000
                                                     -------------           -------------
Federal income tax benefit at statutory rate
(34%)                                                  ($3,011)                 ($3,797)

State income tax benefit net of Federal
effect                                                   (664)                     (837)

Valuation allowance                                      5,108                    5,108
                                                       -------                   ------
                                                       $ 1,433                   $  474
                                                       =======                   ======

For the three months ended June 30, 2000, the Company recognized an income tax valuation allowance of $5,108 which reduced its deferred tax asset balance to $1,576, for which the Company has federal income tax carryback availability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AlphaNet Solutions, Inc. (the "Company") is an information technology ("IT") professional services firm specializing in network design, operation, management, and security. Through its Enterprise Network Management Division, the Company also offers remote network management, call center support, and managed security services. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor. The Company was formed in 1984 as an authorized reseller of computer hardware and software product and, since 1990, has been developing and offering related IT services.

     During the six-month period ended June 30, 2000, the Company has continued its investment and expansion in the professional services sector through the following key events:

     The purchase of a 30% preferred stock interest in nex-i.com inc. nex-i.com is a Princeton, New Jersey-based network services provider that installs fully integrated networks in multi-tenanted office buildings.

     Acquisition of assets of Omnitech Corporate Solutions, Inc. In June 2000, the Company acquired certain assets of Omnitech Corporate Solutions, Inc., ("Omnitech") a provider of "thin client"/server-based technology solutions. This acquisition, along with the Company's partnerships with Citrix Systems, Inc., Microsoft Corporation, and Sun Microsystems, Inc., is currently expected to strengthen the Company's thin-client/server offerings. Through the acquisition of Omnitech, the Company has added approximately 25 highly specialized engineers, technicians, and business development professionals to its professional services workforce.

     Principals of Gogh Technology, Inc. joined the Company. The two former principals of Gogh Technology, Inc. joined AlphaNet Solutions, Inc. to head its information security practice.

     The Company's results for the second quarter and first six months of 2000 include certain items that affect comparability to prior periods. The Company quantifies the impact of these items in order to explain its results on a comparable basis. Such items are collectively referred to as "Special Charges." The Special Charges recorded in the 2000 second quarter consist of $1,272,000 ($744,000 after tax) associated with the Company's investment in nex-i.com; $4,400,000 ($2,574,000 after tax) relating to MTA Contract losses; $451,000 ($264,000 after tax) relating to unrecoverable vendor charges; $750,000 ($439,000 after tax) related to various receivables from the Company's telecom business divested earlier in the year and uncollected receivables from current and former clients; and $554,000 ($324,000 after tax) related to severance and other special compensation payments. In addition, an aggregate income tax valuation allowance of $5,108,000 was recorded.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

     Net Sales. Net sales decreased by 19.9%, or $6.4 million, to $25.7 million for the second quarter of 2000 from $32.1 million for the second quarter of 1999. The Company has continued to focus on its strategy of transitioning the Company from primarily a reseller of product to a professional services company. As a result of this transition, product sales decreased by 30.6%, or $6.0 million, to $13.6 million for the second quarter of 2000 from $19.6 million for the second quarter of 1999. Services and support revenue decreased by 4.0% to $12.1 million for the second quarter of 2000 from $12.6 million for the second quarter of 1999. Many of the services performed by the Company in prior years such as desktop support services, configuration and installation were performed to support product sales. As the overall product business declines, certain portions of this type of service revenue also decline. The Company is now focusing on providing services independent of product sales such as security, training, and network operations support.

     Gross Profit. Gross profit margin measured as a percentage of net sales for the second quarter of 2000 decreased to (1.6%) from 18.8% for the second quarter of 1999. This decline is attributable to charges of $4.4 million associated with the Company's contract with the MTA and $0.5 million associated with unrecoverable vendor charges. Gross profit attributable to product sales was $1.0 million for the second quarter of 2000 as compared to $2.0 million for the second quarter of 1999. Measured as a percentage of net sales, product gross profit for the second quarter of 2000 was 7.1% as compared to 10.5% for the second quarter of 1999. This decline in product gross profit is primarily attributable to downward pricing pressure on product sales due to the increasing commoditization of computer product. Gross profit attributable to services and support was $3.5 million in the second quarter of 2000 as compared to $4.0 million for the second quarter of 1999. Measured as a percentage of net sales, gross profit from services and support decreased to 28.6% for the second quarter of 2000 from 31.7% for the second quarter of 1999, and increased sequentially from the first quarter of 2000 from 25.2%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.5 million for the second quarter of 2000 from $6.0 million for the second quarter of 1999. This increase is primarily attributable to an increase in the provision for uncollectable accounts receivable of $0.7 million related to various receivables from the Company's telecom business, which was divested earlier in the year, and other uncollected receivables from current and former clients. Also contributing to the increased expenses during the three months ended June 30, 2000 were severance and other special compensation payments of $0.6 million. The Company also incurred increased recruiting, administrative, legal and marketing collateral costs during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

     Interest income, net. Interest income, net increased by 101.3%, or $152,000, to $302,000 for the second quarter of 2000 from $150,000 in the second quarter of 1999. This increase is primarily due to increased cash balances maintained by the Company during fiscal 2000 as compared to the prior year.

     nex-i.com. On January 14, 2000, the Company made an investment of $1.8 million for 3,101,000 shares of Series A Convertible Participating Preferred Stock in nex-i.com. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest of 78%. The Company recorded a second quarter 2000 charge of $1,272,000 relating to this investment.

     Income taxes. During the three months ended June 30, 2000, the Company recorded a $3.7 million benefit before an income tax valuation allowance provision. The Company recorded a tax valuation allowance totaling $5.1 million reducing its deferred tax asset balance to $1.6 million, for which the Company has federal income tax carryback availability. For the three months ended June 30, 1999, income tax expense was $74,000, and the Company's effective tax rate was 41.5%.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

     Net Sales. Net sales decreased by 21.5%, or $13.4 million, to $48.9 million for the six months ended June 30, 2000 from $62.3 million for the six months ended June 30, 1999. The Company has continued to focus on its strategy of transitioning from primarily a reseller of product to a professional services company. As a result of this transition, product sales decreased by 32.9%, or $12.6 million, to

$25.7 million for the six months ended June 30, 2000 from $38.3 million for the six months ended June 30, 1999. Services and support revenue decreased by 3.3%, or $0.8 million, to $23.2 million for the six months ended June 30, 2000 from $24.0 million for the six months ended June 30, 1999. Many of the services performed by the Company in prior years such as desktop support services, configuration and installation were performed to support the product sales. As the overall product business declines, certain portions of this type of service revenue also declines. The Company is now focusing on providing services independent of product sales such as security, training, and network operations support.

     Gross Profit. Gross profit measured as a percentage of net sales decreased to 6.6% of net sales for the six months ended June 30, 2000 from 18.3% for the six months ended June 30, 1999. This decline is attributable to charges of $4.4 million associated with the Company's contract with the MTA and $0.5 million associated with unrecoverable vendor charges. Gross profit attributable to product sales was $1.8 million for the six months ended June 30, 2000 as compared to $4.1 million for the six months ended June 30, 1999. Measured as a percentage of net sales, product gross profit was 7.1% for the six months ended June 30, 2000 as compared to 10.8% for the six months ended June 30, 1999. This decline in product gross profit is primarily due to downward pricing pressure on product sales due to the increasing commoditization of computer product. Gross profit attributable to services and support was $6.2 million for the six months ended June 30, 2000 from $7.3 million for the six months ended June 30, 1999. Measured as a percentage of net sales, gross profit from services and support decreased to 27.0% for the six months ended June 30, 2000 from 30.3% for the six months ended June 30, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 9.0%, or $1.1 million, to $13.3 million for the six months ended June 30, 2000 from $12.2 million for the six months ended June 30, 1999. This increase is primarily attributable to an increase in a provision for uncollectable accounts receivable of $0.7 million related to, among other things,various receivables from the Company's telecom business, which was divested earlier in the year. Also contributing to the increased expenses during the six months ended June 30, 2000 were severance and other special compensation payments of $0.8 million. The Company also incurred increased recruiting, administrative, legal and marketing collateral costs during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     Interest income, net. Interest income, net increased by 81.6%, or $252,000, to $561,000 for the six months ended June 30, 2000 from $309,000 for the six months ended June 30, 1999. This increase is primarily due to higher cash balances being maintained by the Company during fiscal 2000 than in the prior year.

     nex-i.com. On January 14, 2000, the Company made an investment of $1.8 million for 3,101,000 shares of Series A Convertible Participating Preferred Stock in nex-i.com. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest of 78%. The Company recorded charges during the six months ended June 30, 2000 of $1,607,000 relating to this investment. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing, in which the Company did not participate. A further $9,900,000 may be invested by the Series B investors in February 2001, depending upon nex-i.com's satisfaction of certain performance milestones. Following the July financing, the Company's investment in nex-i.com represents approximately 15% of nex-i.com equity on an as converted basis. In connection with the Series B financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments made at the time of the Series A financing, the Company received 100,000 warrants for the purchase of Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. The warrants are exercisable over five years.

     On April 27, 2000, the Company entered into a letter agreement with Fallen Angel Capital, LLC ("Fallen Angel"), the general partner of Fallen Angel Equity Fund, LP., a Delaware limited partnership which owns more than 10% of the Company's common stock and of which a director of the Company, is a principal. Under terms of the letter agreement, the Company agreed to issue, and at the Company's Annual Meeting of Shareholders held on May 19, 2000, the Company's shareholders approved the issuance of, warrants to Fallen Angel to purchase 200,000 shares of Common Stock of the Company at a purchase price of $5.00 per share for a one-year period commencing May 19, 2000 and ending May 18, 2001 (see
Item 4. Submission of Matters to a Vote by Securities Holders). The warrants were issued to Fallen Angel in consideration of services provided in negotiating the business and financial terms of the Company's preferred stock investment in nex-i.com.

     Income taxes. For the six months ended June 30, 2000, the Company recorded a benefit for income taxes of $4.6 million. However, the Company has established an income tax valuation allowance of $5.1 million. For the six months ended
June 30, 1999, an income tax benefit of $176,000 was recorded, which was based upon a 41.5% effective tax rate.

RISKS AND UNCERTAINTIES

     The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with major aggregators of computer hardware and software, Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), the Company provides its customers with competitive pricing and such value-added services as electronic product ordering, product configuration, testing, warehousing and delivery. The Company initiated its relationships with Ingram and Tech Data in 1994. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and application software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the three months ended June 30, 2000, the Company acquired approximately 48.6%, and 29.0% of its products for resale from Ingram and Tech Data, respectively. As the Company continues to execute on its strategy to be an IT professional services and networking infrastructure services firm, product sales and purchases of product are expected to continue to decline.

     The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Except for products in transit or products awaiting configuration at a Company facility, the Company generally does not maintain large inventory balances. Both of the Company's primary vendors have instituted changes in their price protection and inventory management programs as a direct result of changes in such policies by manufacturers. Specifically, they (i) limited price protection to that provided by the manufacturer, generally less than 30 days; and (ii) restricted product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased, during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions. There can be no assurances that any such rebates, discounts or incentives will continue at current levels, if at all. Further adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

     Except for the MTA Contract entered into in December 1997 (see below), there are no ongoing written commitments by customers to purchase products from the Company, and all product sales are made on a purchase-order basis. As the market for IT products has matured, price competition has intensified and is likely to continue to intensify. During the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, the Company's gross profits and results of operations were adversely affected by such continued product pricing pressure and by a significant reduction in product purchase orders from the Company's customers. In addition, the Company's results of operations could be adversely affected by a disruption in the Company's sources of product supply.

     The Company offers enterprise network management, information security, Internet-related, eMobile Solutions, application development, professional development, help desk, and workstation support services. Services and support revenue is recognized as such services are performed. Most of the Company's services are billed on a time-and-materials basis. The Company's professional development and services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits, payroll-related expenses and training and recruiting costs. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel has continued to intensify resulting in increased personnel costs for the Company and many other IT service providers. This intense competition has caused the Company's billing margins to be lower than they might otherwise have been.

     The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its customers' IT product requirements and its long-term relationships with large clients, positions the Company to grow the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. During the three and six month periods ended June 30, 2000, services revenue, before special charges, produced approximately 78.2% and 77.2%, respectively, of the Company's total gross profit for these periods. However, in the near term, the Company believes that product sales will continue to generate a portion of the Company's gross profit.

     The Company's net sales, gross profit, operating income and net income have varied substantially from quarter to quarter and are expected to continue to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the transition from product reseller to IT professional services firm and all expected and unexpected costs and events related to such transition; intense competition from other IT service providers; the Company's dependence upon a limited number of key clients form a significant portion of its business; the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; deficiencies in the design and operation of the Company's internal control structure as identified by the Company and its independent accountants; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

     The Company's operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are primarily fixed costs. The Company's expense levels are based in part on expectations of future revenues. Additionally, as the Company's business shifts from product related sales to services, expense levels may exceed total gross profits as it invests in the expansion of its service offerings. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. Depending upon the availability of qualified technical personnel, as necessary the Company has utilized and in the future is likely to utilize contract personnel, which adversely affects gross margins. If the Company successfully expands its service offerings, periods of variability in utilization may continue to occur. In addition, the Company is likely to incur greater technical recruiting and training costs during such periods.

     In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA's over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While the Company believes it is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. Historically, the project has been subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller's Office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers the Company is currently using, and has historically used, to perform cabling work have been classified as telecommunications workers. The Company believes it is probable the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers effective July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. The Company intends to seek appropriate legal relief to recover such increased costs, but there can be no assurance the Company will be successful, either in whole or in part, in such efforts.

     The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions with the DRO in the first and second quarters of 2000. The DRO has scheduled a hearing on the Company's submissions and the MTA's written replies thereto for August 16, 2000. It is not yet known when or how the DRO will rule on the Company's appeal. Under the terms of the MTA Contract, the Company is entitled to appeal any adverse determination of the DRO to the trial-level court in the State of New York. The Company believes that its request for equitable adjustment constitutes a valid claim under the MTA Contract. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company.

     Previously, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the New York City Comptroller's Office communicated to the Company on July 19, 2000 reclassifying the Company's cabling labor force, resulting in higher than anticipated cabling labor costs, as well as lower than anticipated gross margins on networking activities and higher than expected costs incurred during the three months ended June 30, 2000 and currently expected going forward, the Company has revised its estimated costs for the project. As a result, the Company has recognized an estimated contract loss of $4.4 million. This charge represents the Company's current estimated loss on the MTA project. As of June 30, 2000, approximately half the value of the contract was complete. The estimated loss does not reflect any recoveries under any request for equitable adjustment in the amount of $1.5 million or any other claims which may be filed by the Company.

FORWARD-LOOKING STATEMENTS

     Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are "forward-looking," and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding the anticipated growth in the IT markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of AlphaNet Solutions' new service offerings and the utilization of such services by our customers, and trends in future operating performance, and are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include substantial risks and uncertainties, including, but not limited to: (i) the substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control, including (a) the transition from product reseller to IT professional services firm and all expected and unexpected costs and events related to such transition, (b) intense competition from other IT service providers, (c) the short-term nature of our customers' commitments, (d) patterns of capital spending by our customers, (e) the timing, size and mix of product and service orders and deliveries, (f) the timing and size of new projects, (g) pricing changes in response to various competitive factors, (h) market factors affecting the availability of qualified technical personnel, (i) the timing and customer acceptance of new product and service offerings, (j) changes in trends affecting outsourcing of IT services, (k) disruption in sources of supply, (l) changes in product, personnel and other operating costs, and (m) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for our products and services; (iv) our ability to effectively manage our growth which will require us to continue developing and improving our operational, financial and other internal systems; (v) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (vi) our ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (vii) our substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by AlphaNet Solutions, such as our ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) our reliance on the continued services of key executive officers and salespersons; and (x) material risks and uncertainties associated with the MTA Contract. Such risks and uncertainties may cause our actual results to differ materially from the results discussed in the forward-looking statements contained herein.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A and SAB 101B, this SAB must be implemented no later than the fourth quarter of 2000. The Company is evaluating the impact SAB101 and related SEC guidance may have on its financial statements upon implementation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2000 increased by 10.9%, or $1.8 million, to $18.3 million from $16.5 million at December 31, 1999. Working capital at June 30, 2000 was $25.8 million as compared to $37.8 million at December 31, 1999 representing a decrease of $12.0 million or 31.7%. The increase in cash was primarily due to increases in cash provided by operations of $4.2 million and cash provided by financing activities of $0.4 million which is partially offset by cash used in investing activities of $2.8 million.

     Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings. At June 30, 2000, the Company had no outstanding borrowings under the credit facility.

     Cash provided by operating activities primarily resulted from collections of accounts receivable of approximately $7.2 million, decreases in inventory of $1.1 million, and increases in accounts payable of $1.3 million, offset by the net loss for six month period of $11.6 million. The Company's days sales outstanding in accounts receivable decreased from 72 days at December 31, 1999 to 69 days at June 30, 2000.

     Cash used in investing activities related to the Company's $1.8 million investment in nex-i.com and capital expenditures of $0.9 million. The capital expenditures were primarily for the purchase of computer equipment and software used by the Company.

     Cash provided by financing activities of $0.4 million primarily relates to the proceeds from the exercise of employee stock options and employee purchases of Company stock.

     On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes, at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions, at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, the Company and the Bank entered into an amendment to the aforementioned Loan and Security Agreement, whereby the Bank extended the Company's credit facility for an additional year through September 30, 1999. Effective October 1, 1999, the Company and the Bank extended the Company's credit facility on substantially the same terms and conditions for an interim period ending December 31, 1999. Effective January 1, 2000, the Company and the Bank extended the Company's credit facility for an additional year ending December 31, 2000 on substantially similar terms; however, the Bank has provided $2.0 million of the $15.0 million credit line to the Company on an uncollateralized basis. Under this credit facility, the Company is required to maintain a minimum fixed charge coverage ratio, and a total liabilities to net worth ratio. At June 30, 2000, no amounts were outstanding under the credit facility. At June 30, 2000, the Company was not in compliance with the fixed charge coverage covenant under the agreement and intends to seek an appropriate waiver from the Bank.

     The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of common stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During the six months ended June 30, 2000, 18,845 shares of common stock were sold to employees under the plan for approximately $83,000, an average price of $4.43 per share. The Company has issued an aggregate of 149,424 shares since the inception of the Employee Stock Purchase Plan at an average price of $5.15 per share, receiving total proceeds of $769,000.

     The Company purchases the majority of its inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation. At June 30, 2000, there were outstanding balances of approximately $5.2 million for Finova Capital Corporation and approximately $0.9 million for IBM Credit Corporation under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company.

     The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On August 10, 2000, the Company consummated the settlement of the lawsuit filed by the Company on February 13, 1996 in the Superior Court of New Jersey, Chancery Division (Morris County) against two former employees of the Company and their current employer (together, the "Defendants") for, among other things, alleged theft of services, theft of Company property, theft of corporate opportunity and unauthorized use of Company credit cards by the Defendants. The Defendants had asserted certain counterclaims against the Company and certain of its present and former directors. The settlement implemented the terms of an Order of Disposition issued by the court in August 1999. Pursuant to the terms of the settlement, the Company received on August 10, 2000 $331,597 from the Defendants, an insurance carrier and another defendant named by the Company, and all parties have released one another of all claims and counterclaims filed in the suit. Under terms of the settlement, the Company is entitled to receive an additional $38,403 from one of the Defendants in the near future.

     On July 7, 2000, Polo Ralph Lauren Corporation ("Polo") filed a counterclaim against the Company in a lawsuit filed by the Company against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County) for collection of an overdue receivable in the amount of $893,330. In Counts One and Two of its counterclaim, Polo alleges, among other things, that it sustained damages of $4.7 million as a result of alleged breach of contract, breach of warranty and negligence by the Company in "failing to maintain accurate shipping records and documentation." There has been no discovery and, to date, there has been no evidence proffered in support of the allegations contained in Counts One and Two of the counterclaim. The Company believes it has meritorious defenses to the counterclaim and intends to vigorously pursue recovery of all amounts owing to the Company by Polo.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITIES HOLDERS.

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 19, 2000.

     There were present at the Meeting in person or by proxy shareholders holding an aggregate of 6,193,828 shares of Common Stock of a total number of 6,468,628 shares of Common Stock issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:

Nominees                      For                         Withheld
--------                      ---                         --------
Stan Gang                  5,734,697                      459,131

Donald A. Deieso           5,734,697                      459,131

Michael Gang               5,734,597                      459,231

Ira Cohen                  5,734,697                      459,131

Thomas F. Dorazio          5,734,697                      459,131

     A vote of the shareholders was taken at the Meeting on the proposal to ratify the action of the Board of Directors in adopting an amendment to the Company's 1995 Stock Plan (the "Plan"). The Plan provides for awards of incentive stock options (ISO's), non-statutory stock options, stock purchase rights and restricted stock to officers and key employees of the Company. Under the Plan, an aggregate of 1,000,000 shares of Common Stock is currently available for issuance, subject to certain adjustments as set forth in the Plan. Such shares may be either authorized but unissued shares or reacquired shares of Common Stock. Unless earlier terminated by the Board of Directors, the Plan will terminate on August 25, 2005, ten (10) years after the effective date of the Plan.

     In May 1999, the Board of Directors amended the Plan to increase the number of authorized shares of Common Stock available for issuance under the Plan from 750,000 to 1,000,000 shares, subject to shareholder approval at the Annual Meeting. Any options granted with respect to the 250,000 additional shares between May 1999 Board action and the date of shareholder ratification were treated as ISO's if they were intended to be ISO's at the time of grant. Had the amendment increasing the number of available shares not been ratified by the shareholders, then the 250,000 additional shares would still have been available for issuance under the Plan, but any options granted with respect thereto would have been non-statutory stock options, as opposed to ISO's.

     Of the shares of Common Stock present at the Meeting in person or by proxy, 5,287,969 shares were voted in favor of such proposal, 566,307 were voted against such proposal, and 339,552 shares abstained from voting and there were no broker non-votes.

     A vote of the shareholders was taken at the Meeting on the proposal to approve the Board of Directors grant of warrants to Fallen Angel. In May 1999, the Company's Board of Directors authorized the issuance to Fallen Angel of a Warrant (the "Warrant") to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $5.00 per share, exercisable for a period of one year commencing on May 19, 2000 and ending on May 18, 2001. Of the shares of Common Stock present at the Meeting in person or by proxy, 3,753,278 shares of Common Stock were voted in favor of such proposal, 113,154 shares of Common Stock were voted against such proposal, 348,275 shares abstained from voting, and 1,979,121 shares were broker non-votes.

     A vote of the shareholders was taken at the Meeting on the proposal to approve and ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2000. Of the shares of Common Stock present at the Meeting in person or by proxy, 6,160,937 shares of Common Stock were voted in favor of such proposal, 27,250 shares of Common Stock were voted against such proposal, 5,641 shares abstained from voting, and there were no broker non-votes.

ITEM 5.  OTHER INFORMATION.

     CHANGE OF CONTROL AGREEMENTS.

     Effective June 8, 2000, the Company entered into change-of-control Agreements with Donald A. Deieso, President and Chief Executive Officer, and William S. Medve, Senior Vice President, Chief Financial Officer and Treasurer. Pursuant to the agreements, each executive is entitled to the continuation of salary and benefits for one year in the event that a "change-of-control" (as defined) results in either the involuntary termination of the employment of such executive with the Company or the voluntary resignation of such executive from the Company due to a reduction in salary or benefits. In addition, in the event of such "change-of-control," all stock options previously or hereafter issued to each executive shall immediately vest and become exercisable.

     For purposes of the aforementioned agreements, a "change-of-control" shall be deemed to have occurred if both (i) there is an acquisition (including as a result of merger) by any "person" (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, or persons "acting in concert" of beneficial ownership, directly or indirectly, of securities of the Company representing more than 25% of the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors of the Company; and (ii) Stanley Gang ceases to be the Chairman of the Board of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit.

     10.27 Form of Change-of Control Agreement dated June 8, 2000 by and between AlphaNet Solutions, Inc. and each of Donald A. Deieso and William S. Medve.(1)

     10.37 Asset Purchase Agreement dated as of June 6, 2000 by and between AlphaNet Solutions, Inc. and Omnitech Corporate Solutions, Inc.

     10.38 Letter Agreement dated June 20, 2000 by and among AlphaNet Solutions, Inc., Omnitech Holdings, LLC and Omnitech Corporate Solutions, Inc.

     27      Financial Data Schedule.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.




--------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 12, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AlphaNet Solutions, Inc.

DATE: August 14, 2000             By: DONALD A. DEIESO
                                    ---------------------------------------
                                  Donald A. Deieso
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

DATE:  August 14, 2000            By: WILLIAM S. MEDVE
                                      -------------------------------------
                                  William S. Medve
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)