Form 10-Q
period 2000-09-30
ALPHANET SOLUTIONS INC
filed 2000-11-09
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 0-27042


                            AlphaNet Solutions, Inc.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                New Jersey                           22-2554535
---------------------------------        ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Avenue, Cedar Knolls, New Jersey                     07927
------------------------------------------------------         -----------
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

                         Yes:  X                     No: ___
                              ---

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2000:

Class                                   Number of Shares Outstanding
-----                                   -----------------------------
Common Stock, $.01 par value                6,388,403


                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS


PART I.              FINANCIAL INFORMATION

       Item 1.      Financial Statements.................................................................................... 1

                     Consolidated Balance Sheets
                     as of September 30, 2000 (unaudited)
                     and December 31, 1999.................................................................................. 2

                     Consolidated Statements of Operations
                     for the Three and Nine Months Ended
                     September 30, 2000 (unaudited) and September 30, 1999 (unaudited).......................................3

                     Consolidated Statements of Cash Flows
                     for the Nine Months Ended
                     September 30, 2000 (unaudited) and September 30, 1999 (unaudited)...................................... 4

                     Notes to Consolidated Financial Statements (unaudited)................................................ 5

       Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........................................................ 10

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................................ 19

PART II.          OTHER INFORMATION....................................................................................... 20

       Item 1.      Legal Proceedings..................................................................................... 20

       Item 6.      Exhibits and Reports on Form 8-K...................................................................... 20

SIGNATURES................................................................................................................ 21


                                     PART I.

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements


                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                        September 30,        December 31,
                                                                                            2000                 1999
                                                                                          ----------          -----------
ASSETS                                                                                    (unaudited)
Current assets:
         Cash and cash  equivalents  . . . . . . . . . . . . . . . . ..                $  16,150               $ 16,485
         Accounts receivable, less allowance for doubtful accounts of
         $4,023 at September 30, 2000 and $3,289 at December 31, 1999 .                   17,527                 26,700
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . ..                    1,631                  2,533
         Deferred income tax asset . . . . . . . . . . . . . . . . . ..                    1,576                  1,889
         Prepaid expenses and other current assets . . . . . . . . . ..                      494                  1,234
         Costs in excess of billings . . . . . . . . . . . . . . . . ..                        0                    481
                                                                                       ---------               --------
                    Total current assets . . . . . . . . . . . . . . ..                   37,378                 49,322

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .                     3,736                  4,459
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..                     2,305                  2,240
                                                                                       ----------              ---------
                    Total assets. . . . . . . . . . . . . . . . . . . .                $   43,419              $  56,021
                                                                                       ==========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of capital lease obligations . . . . . . . . .                $      22               $     20
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .                    4,887                  7,473
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .                    4,886                  3,988
         Accrued MTA contract liability. . .  . . . . . . . . . . . . .                    1,655                     --
                                                                                       ---------               ---------
                    Total current liabilities . . . . . . . . . . . . .                   11,450                 11,481

Long term liabilities:
         Advance from principal shareholder . . . . . . . . . . . . . .                        0                    675
         Capital lease obligations . . . . . . . . . . . . . . . . . ..                       14                     31
                                                                                       ---------               ---------
           Total liabilities . . . . . . . . . . . . . . . . . . . . ..                   11,464                 12,187
                                                                                       ---------               ---------
Shareholders' equity:
         Preferred stock -- $0.01 par value; authorized 3,000,000
         shares, none issued . . . . . . . . . . . . . . . . . . . .                          --                     --
         Common stock -- $0.01 par value; authorized 15,000,000 shares,
         6,538,403 and 6,423,399 shares issued and outstanding at
         September 30, 2000 and December 31, 1999, respectively . . . .                       67                     64
         Additional paid-in capital. . . . . . . . . . . . . . . . . .                    35,006                 34,150
         Retained earnings. . . . . . . . . . . . . . . . . . . . . . .                  (2,398)                 10,340
         Treasury stock - at cost; 150,600 and 136,800 shares at
         September 30, 2000 and December 31,1999, respectively.                            (720)                  (720)
                                                                                       ---------               --------
                    Total shareholders' equity . . . . . . . . . . . .                    31,955                 43,834
                                                                                       ---------               --------
                    Total liabilities and shareholders' equity . . . .                 $  43,419               $ 56,021
                                                                                       =========               ========


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                         Three Months ended                    Nine Months ended
                                                                             September 30,                        September 30,
                                                                       -----------------------               ----------------------
                                                                        2000              1999               2000              1999
                                                                        ----              ----               ----              ----
Net sales:
       Product sales. . . . . . . . . . . . . . . . . .           $    10,194          $ 25,817        $    35,943       $   64,075
       Services and support . . . . . . . . . . . . . .                11,650            14,420             34,808           38,423
                                                                  -----------          --------        -----------       ----------
                                                                       21,844            40,237             70,751          102,498
Cost of sales:
       Product sales . . . . . . . . . . . . . . . . .                  9,093            23,234             33,004           57,362
       Services and support . . . . . . . . . . . . ..                  8,102             9,278             25,012           26,001
       MTA contract loss recognition and other charges                      0                 0              4,851                0
                                                                  -----------          --------        -----------       ----------
                                                                       17,195            32,512             62,867           83,363
                                                                  -----------          --------        -----------       ----------
Gross Profit:
         Product.......................................                 1,101             2,583              2,939            6,713
         Service and support...........................                 3,548             5,142              9,796           12,422
         MTA contract loss recognition and other
         charges.......................................                    --                --             (4,851)              --
                                                                  -----------          --------        -----------       ----------
                                                                        4,649             7,725              7,884           19,135
Operating expenses:
       Selling, general & administrative . . . .  . .                   5,737             7,186             19,085           19,423
       Recovery of capitalized asset  . . . . . . . .                       0              (139)                 0             (139)
                                                                  -----------          --------        -----------       ----------
                                                                        5,737             7,047             19,085           19,284
                                                                  -----------          --------        -----------       ----------
Operating income (loss) . . . . . . . . . . . . . . . .               (1,088)               678            (11,201)            (149)

Other income (expense):
       Interest  income . . . . . . . . . .  . . . . .                   261                212                822              630
       Nex-i.com loss . . . . . . . . . . . . . . . . .                 (642)                 0             (2,249)               0
       Other Income . . . . . . . . . . . . . . . . .                    372                 (3)               364              (17)
                                                                  -----------          --------        -----------       ----------
                                                                          (9)               209             (1,063)             613
                                                                  -----------          --------        -----------       ----------
Income (loss) before income taxes. . . . . . . . . . .                (1,097)               887            (12,264)             464
Provision  for income taxes . . . . . . . . . . . . . .                    0                364                474              187
                                                                  -----------          --------        -----------       ----------
Net income (loss) . . . . . . . . . . . . . . . . . . .           $   (1,097)          $    523        $   (12,738)      $      277
                                                                  ===========          ========        ===========       ==========
Basic-Net income (loss) per share . . . . . . . . . . .           $    (0.17)          $    .08        $    (2.01)       $      .04
                                                                  ===========          ========        ===========       ==========
Diluted-Net income (loss) per share. . . . . . . . . .            $    (0.17)          $    .08        $    (2.01)       $      .04
                                                                  ===========          ========        ===========       ==========
Weighted average number of common shares outstanding .                 6,372              6,255             6,339             6,247
                                                                  ===========          ========        ===========       ==========
Weighted average number of common and common equivalent
shares outstanding. . . . . . .                                        6,372              6,260             6,339             6,249
                                                                  ===========          ========        ===========       ==========


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                                                Nine Months ended
                                                                                                                   September 30,
                                                                                                             -----------------------
                                                                                                             2000        1999
                                                                                                             ----        ----
Cash flows from operating activities:
     Net income . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (12,738)      $     277
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
           Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,903           2,005
           Nex-i.com loss recognition                                                                      2,249              --
           MTA contract loss                                                                               4,400              --
           Deferred income taxes. . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . .             313            (472)
           Recovery of capitalized asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            (139)
           Increase (decrease) from changes in:
                 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,174          (4,924)
                 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             902          (1,369)
                 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . .             740           1,147
                 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (225)           (258)
                 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,584)          1,105
                 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            898              69
                 Costs in excess of billings/accrued MTA contract liability, net. . . . . . .             (2,264)         (1,036)
                                                                                                       ---------       ---------
           Net cash provided (used in) by operating activities . . . . . . . . . . . . . . . . .           2,768          (3,595)
Cash flows from investing activities:
     Property and equipment expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,021)           (889)
     Investment in nex-i.com . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,833)             --
                                                                                                       ---------       ---------
     Net cash from investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,854)           (889)
Cash flows from financing activities
     Exercises of stock options and employee stock purchases . . . . . . . . . . . . . . . . . .             440             168
     Repayment of capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .            (17)            (11)
     Repayment of shareholder advance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (675)             --
     Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3             (53)
                                                                                                       ---------       ---------
          Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . .            (249)            104
                                                                                                       ---------       ---------
Net (decrease) in cash and cash equivalents                                                                 (335)         (4,380)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .        16,485          13,377
                                                                                                       ---------       ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  16,150       $   8,997
                                                                                                       =========       =========


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

Note 2 - Net Income Per Share:


                        COMPUTATION OF EARNINGS PER SHARE
                     (in thousands, except per share amounts)
                                   (unaudited)
                                                                         Three Months ended              Nine Months ended
                                                                           September 30,                    September 30,
                                                                         2000           1999             2000            1999
                                                                         ----           ----             ----            ----
Net income  (loss) . . . . . . . . . . . . . . . . . . . .         $  (1,097)          $   523        $ (12,738)        $   277
Basic:

  Weighted average number of shares outstanding. . . . . .             6,372             6,255            6,339           6,247
   Net income (loss) per share.  . . . . . . . . . . . . .         $   (0.17)          $  0.08        $   (2.01)        $  0.04
Diluted:
   Weighted average number of shares outstanding . . . . .             6,372             6,255            6,339           6,247
   Dilutive effects of stock options . . . . . . . . . . .                --                 5               --               2
                                                                   ----------           ------         --------         -------
   Weighted average number of common and common
   Equivalent shares outstanding                                       6,372             6,260            6,339           6,249
   Net Income (loss) per share . . . . . . . . . . . . . .         $   (0.17)          $  0.08        $   (2.01)        $  0.04
                                                                   ==========          =======        ==========        =======


Note 3 - Investment in nex-i.com:

         On January 14, 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a private internet start-up - nex-i.com Inc. ("nex-i.com"). The investment represented approximately 30% of nex-i.com equity on an "as converted" basis.
The Company has recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing, in which the Company did not participate. A further $9,900,000 may be invested by the Series B investors in February 2001, depending upon nex-i.com's satisfaction of certain operating performance milestones. Following the July financing, the Company's investment in nex-i.com represents approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A financing, the Company received up to 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. The warrants are exercisable for a period of five years.

         On April 27, 2000, the Company entered into an agreement with Fallen Angel Capital, LLC, ("Fallen Angel") the general partner of Fallen Angel Equity Fund, LP., a Delaware limited partnership which owns more than 10% of the Company's common stock and of which a director of the Company is a principal. Under the agreement, the Company agreed to issue, and at the Company's Annual Meeting of Shareholders held on May 19, 2000 the Company's shareholders approved for issuance, warrants to Fallen Angel to purchase up to 200,000 shares of common stock of the Company at a purchase price of $5.00 per share for a one-year period commencing May 19, 2000. The warrants were issued in consideration for the services provided by Fallen Angel in negotiating the business and financial terms of the Company's preferred stock investment in nex-i.com. The warrants, with an estimated fair value of $416,000, were accounted for as a cost of the Company's preferred stock investment.

         As of September 30, 2000, the Company has recognized losses of $2,249,000, representing a full write-down of the book value of its investment, and associated investment fees which were capitalized.


Note 4 - Recently Issued Accounting Standards:

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A and SAB 101Bs, this SAB must be implemented no later than the fourth quarter of 2000. The Company is evaluating the impact that SAB101 and related SEC guidance may have on its financial statement upon implementation and plans to adopt this standard in the 2000 fourth quarter.


Note 5 -Acquisition of Assets of Omnitech Corporate Solutions, Inc.:

         In June 2000, the Company acquired certain assets of Omnitech Corporate Solutions, Inc. ("Omnitech") for $250,000 in cash. The asset acquisition included all of Omnitech's then-existing information technology and network infrastructure services business, including all of Omnitech's client contracts and customer list. Omnitech was a provider of "thin client"/server-based technology solutions. The Omintech acquisition was accounted for as a business purchase combination and resulted in goodwill valued at $250,000. The operations of Omintech have been included in the Company's operations from the date of acquisition. Pro forma financial data has not been presented, as this acquisition is not material.


Note 6 -MTA Contract:

         In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA to furnish and install local and wide-area computer network components. The aggregate amount of this contract was subsequently increased to $20.6 million. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. Historically, the project has been subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller's office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

         On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. The Company intends to continue to seek appropriate legal relief to recover such increased costs, but there can be no assurance the Company will be successful, either in whole or in part, in such efforts.

         Historically, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the Bureau communicated to the Company on July 19, 2000, which the Company believes will likely result in a reclassification of the Company's cabling labor force, as well as lower than anticipated gross margins on networking activities and higher than expected costs going forward, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, the Company recognized an estimated contract loss of $4.4 million. This charge represents the Company's current estimated loss on the MTA project (see pp. 15-16 in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the MTA Contract).



Note 7 -Income Taxes:


Set forth below is a summary of the Company's tax provision benefit for the three and nine months ended September 30, 2000.

                                                       Three months ended                Nine months ended
                                                       September 30, 2000                September 30, 2000
                                                       ------------------                ------------------
Federal income tax benefit at statutory rate (34%)
                                                       $(373)                             $ (4,181)

State income tax benefit net of Federal effect
                                                         (81)                                 (907)

Valuation allowance                                      454                                 5,562
                                                       -----                              --------
                                                       $   0                              $    474
                                                       =====                              ========


For the nine months ended September 30, 2000, the Company recognized an income tax valuation allowance of $5,562,000, which reduced its deferred tax asset balance to $1,576,000, for which the Company has federal income tax carryback availability.

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

      During the nine month period ended September 30, 2000, the Company has continued its investment and expansion in the professional services sector through the following key events:

o The purchase of a 30% preferred stock interest in nex-i.com inc. nex-i.com is a Princeton, New Jersey-based network services provider that installs fully integrated networks in multi-tenanted office buildings. The Company's 30% interest in nex-i.com was reduced to 15% as a result of an additional issuance by nex-i.com of preferred stock to a group of investors in which the Company did not participate.

o Acquisition of assets of Omnitech Corporate Solutions, Inc. In June 2000, the Company acquired certain assets of Omnitech Corporate Solutions, Inc., ("Omnitech") a provider of "thin client"/server-based technology solutions. This acquisition, along with the Company's partnerships with Citrix Systems, Inc., Microsoft Corporation, and Sun Microsystems, Inc., is currently expected to strengthen the Company's thin-client/server offerings. Through the acquisition of Omnitech, the Company has added approximately 25 highly specialized engineers, technicians, and business development professionals to its professional services workforce.

o Principals of Gogh Technology, Inc. joined the Company. The former principals of Gogh Technology, Inc. joined AlphaNet Solutions, Inc. to head its information security practice.

      The Company's results for the third quarter and first nine months of 2000 include certain items that affect comparability to prior periods. The Company quantifies the impact of these items in order to explain its results on a comparable basis. Such items are collectively referred to as "Special Charges." The Special Charges recorded in the 2000 third quarter consist of: $642,000 ($376,000 after tax) associated with the Company's investment in nex-i.com; $394,000 ($230,000 after tax) of severance, and $370,000 ($218,000 after tax)
attributable to a gain associated with the settlement of litigation. An aggregate tax valuation allowance of $454,000 was recorded during the third quarter.

Results of Operations

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

         Net Sales. Net sales decreased by 45.7%, or $18.4 million, to $21.8 million for the third quarter of 2000. Product sales decreased by 60.5%, or $15.6 million, to $10.2 million for the third quarter of 2000. This anticipated decline in product sales is the continued result of the Company's strategy of transitioning from a reseller of product to a professional services organization. For the reasons indicated below, services and support revenue decreased by 19.2%, or $2.7 million, to $11.7 million for the third quarter of 2000. In 1999, the Company's product and service business benefited from Y2K activities. Further in prior years, as the Company resold product, various services, including, among other things, desktop support, configuration and installation services, were performed to support these sales. The Company is currently pursuing and obtaining new types of service work independent of its product business; however the rate of new business has not been equal to the reduction in servicing its product sales business.

         Gross Profit. The Company's gross profit declined by 39.8%, or $3.1 million, to $4.6 million for the third quarter of 2000. Measured as a percentage of net sales, the Company's overall gross profit margin increased to 21.3% of net sales for the third quarter of 2000 from 19.2% for the third quarter of 1999. Despite continued downward pricing pressure on product sales, gross profit margin attributable to product sales increased to 10.8% for the third quarter of 2000 from 10.0% for the third quarter of 1999 as a result of more favorable product mix. The Company expects that downward pricing pressure on products will persist due to continued commoditization of computer products. Gross margin attributable to services and support revenue decreased to 30.5% of services and support revenue for the third quarter of 2000 from 35.7% for the third quarter of 1999, but increased from 28.6% in the second quarter of 2000. During the third quarter of 2000, services and support contributed 76.3% of the Company's gross margin dollars, as compared to 66.6% during the third quarter of 1999.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses before special charges in each period, were $5.3 million in the third quarter of 2000, as compared to $5.7 million in the third quarter of 1999. Special charges of $0.4 million and $1.5 million resulting from severance costs and bad debt charges were recorded in the third quarter of 2000 and 1999, respectively.

       Interest income, net. Interest income, net totaled $261,000 for the third quarter of 2000, up slightly from 1999.

       nex-i.com. On January 14, 2000, the Company invested $1.8 million in nex-i.com in exchange for 3,101,000 shares of nex-i.com Series A Convertible Participating Preferred Stock. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. The Company recorded a third quarter 2000 charge of $642,000 relating to this investment. As of September 30, 2000, the Company has, on a cumulative basis, recognized losses to the extent of its investment basis.

       Income taxes. During the three months ended September 30, 2000, the Company generated a $454,000 benefit before an income tax valuation allowance provision. The Company recorded a tax valuation allowance totaling $454,000, maintaining its deferred tax asset balance of $1.6 million, for which the Company has federal income tax carryback availability. In determining the Company's tax expense for the quarter, an effective tax rate of 41.5% was utilized.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

       Net sales. Net sales decreased by 31.0%, or $31.7 million, to $70.8 million for the first nine months of 2000. Product sales decreased by 43.9%, or $28.2 million, to $35.9 million for the first nine months of 2000. The anticipated decline in year-to-date product sales continues to demonstrate the Company's long-term strategy of transitioning from a product reseller to a professional services organization. Services and support revenue decreased by 9.4%, or $3.6 million, to $34.8 million for the first nine months of 2000.

         Gross Profit. The Company's gross profit decreased by 58.8%, or $11.3 million, to $7.9 million for the first nine months of 2000. Total gross profit measured as a percentage of net sales decreased to 11.1% of net sales for the first nine months of 2000 from 18.7% for the first nine months of 1999. This decline is primarily attributable to second quarter of 2000 special charges of $4.4 million associated with the Company's contract with the MTA and $0.5 million associated with unrecoverable vendor charges. Gross profit margin attributable to product sales decreased to 8.2% for the first nine months of 2000 from 10.5% for the first nine months of 1999, primarily due to downward pricing pressure on product sales. Gross profit margin attributable to services and support revenue decreased to 28.1% of services and support revenue for the first nine months of 2000 from 32.3% for the first nine months of 1999. During the first nine months of 2000, the gross profit percentage in each successive quarter has increased from 25.1% in the first quarter and 28.6% in the second quarter to 30.5% in the third quarter. During the first nine months ended September 30, 2000, services and support revenue contributed 76.9% of the Company's gross margin dollars, excluding special charges, as compared to 64.9% during the nine months ended September 30, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses before special charges in each period, were $17.1 million for the first nine months of 2000, as compared to $17.9 million for the first nine months of 1999. During the nine months ended September 30, 2000, the Company incurred special charges which included $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectable accounts receivable related to, among other things, various receivables from the Company's telecom business, which was divested earlier in the year. In the third quarter of 1999, the Company recorded a provision for uncollectable accounts receivable of $1.5 million.

         Interest income, net. Interest income, net, totaled $822,000 for the nine months ended September 30, 2000 from $630,000 for the nine months ended September 30, 1999. This increase is primarily due to higher cash balances being maintained by the Company during fiscal 2000 than in the prior year.

         nex-i.com. On January 14, 2000, the Company invested $1.8 million in nex-i.com in exchange for 3,101,000 shares of nex-i.com Series A Convertible Participating Preferred Stock. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. The Company recorded charges during the nine months ended September 30, 2000 of $2,249,000 relating to this investment. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing, in which the Company did not participate. A further $9,900,000 may be invested by the Series B investors in February 2001, depending upon nex-i.com's satisfaction of certain performance milestones. Following the July financing, the Company's investment in nex-i.com represents approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments made at the time of the Series A financing, the Company received warrants to purchase up to 100,000 shares of Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. The warrants are exercisable for a period of five years.

         On April 27, 2000, the Company entered into a letter agreement with Fallen Angel Capital, LLC ("Fallen Angel"), the general partner of Fallen Angel Equity Fund, LP., a Delaware limited partnership which owns more than 10% of the Company's common stock and of which a director of the Company is a principal. Under terms of the letter agreement, the Company agreed to issue, and at the Company's Annual Meeting of Shareholders held on May 19, 2000, the Company's shareholders approved the issuance of, warrants to Fallen Angel to purchase up to 200,000 shares of common stock of the Company at a purchase price of $5.00 per share for a one-year period commencing May 19, 2000 and ending May 18, 2001. The warrants were issued to Fallen Angel in consideration of services provided in negotiating the business and financial terms of the Company's preferred stock investment in nex-i.com.

         As of September 30, 2000, the Company has, on a cumulative basis, recognized losses to the extent of its investment basis.

       Income taxes. For the nine months ended September 30, 2000, the Company recorded a benefit for income taxes of $5.1 million, which was recorded at a 41.5% effective tax rate. However, the Company has established a valuation allowance of $5.6 million against this income tax benefit. For the nine months ended September 30, 1999, an income tax provision of $187,000 was recorded, which was also based upon a 41.5% effective tax rate.


Risks and Uncertainties

         The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with major aggregators of computer hardware and software, Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), the Company provides its customers with competitive pricing and such value-added services as electronic product ordering, product configuration, testing, warehousing and delivery. The Company initiated its relationships with Ingram and Tech Data in 1994. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and application software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the three months ended September 30, 2000, the Company acquired approximately 49.9%, and 25.3% of its products for resale from Ingram and Tech Data, respectively.

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

         Except for the MTA Contract entered into in December 1997 (see below), there are no ongoing written commitments by customers to purchase products from the Company, and all product sales are made on a purchase-order basis. As the market for IT products has matured, price competition has intensified and is likely to continue to intensify. During the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, the Company's gross profits and results of operations were adversely affected by such continued product pricing pressure and by a significant reduction in product purchase orders from the Company's customers. In addition, the Company's results of operations could be adversely affected by a disruption in the Company's sources of product supply.

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

         The Company believes that its ability to provide a broad range of technical services, coupled with its traditional strength in satisfying its customers' IT product requirements and its long-term relationships with large clients, positions the Company to grow the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. During the three and nine month periods ended September 30, 2000, services revenue, before special charges, produced approximately 76.3% and 76.9%, respectively, of the Company's total gross profit. However, the Company believes that product sales will continue to generate a portion of the Company's gross profit for the foreseeable future.

         The Company's net sales, gross profit, operating income and net income have varied substantially from quarter to quarter and are expected to continue to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the transition from product reseller to IT professional services firm and all expected and unexpected costs and events related to such transition; intense competition from other IT service providers; the Company's dependence upon a limited number of key clients for a significant portion of its business; the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; deficiencies in the design and operation of the Company's internal control structure as identified by the Company and its independent accountants; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

         The Company's operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are primarily fixed costs. The Company's expense levels are based in part on expectations of future revenues. Additionally, as the Company's business shifts from product-related sales to services, expense levels may exceed total gross profits as the Company invests in the expansion of its service offerings. Technical personnel utilization rates have been and are expected to continue to be adversely affected during periods of rapid and concentrated hiring. Depending upon the availability of qualified technical personnel, as necessary the Company has utilized and in the future is likely to utilize contract personnel, which may adversely affect gross margins. If the Company successfully expands its service offerings, periods of variability in utilization may continue to occur. In addition, the Company is likely to incur greater technical training costs during such periods.

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

         On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. The Company intends to continue to seek appropriate legal relief to recover such increased costs, but there can be no assurance the Company will be successful, either in whole or in part, in such efforts.

      The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions with the DRO in the first and second quarters of 2000. On August 16, 2000, the DRO conducted a hearing on the Company's submissions and the MTA's written replies thereto. Further written submissions from the parties were entertained by the DRO following the hearing. It is not yet known how the DRO will rule on the Company's appeal. Under the terms of the MTA Contract, the Company is entitled to appeal any adverse determination of the DRO to the trial-level court in the State of New York. The Company believes that its request for equitable adjustment constitutes a valid claim under the MTA Contract. However, there can be no assurance the MTA will approve, either in whole or in part, any equitable adjustment in the contract amount or terms requested by the Company.

         Historically, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the New York City Comptroller's Office communicated to the Company on July 19, 2000, which the Company believes will likely result in a reclassification of the Company's cabling labor force, as well as lower than anticipated gross margins on networking activities and higher than expected costs in 2000 and going forward, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, the Company has recognized an estimated contract loss of $4.4 million. This charge represents the Company's current estimated loss on the MTA project. As of September 30, 2000, approximately 54% of the value of the contract was complete.


Forward-Looking Statements

         Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are "forward-looking," and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding the anticipated growth in the IT markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of AlphaNet Solutions' new service offerings and the utilization of such services by our customers, and trends in future operating performance, and are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include substantial risks and uncertainties, including, but not limited to: (i) the substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control, including (a) the transition from product reseller to IT professional services firm and all expected and unexpected costs and events related to such transition, (b) intense competition from other IT service providers, (c) the short-term nature of the Company's customers' commitments, (d) patterns of capital spending by the Company's customers, (e) the timing, size and mix of product and service orders and deliveries, (f) the timing and size of new projects, (g) pricing changes in response to various competitive factors, (h) market factors affecting the availability of qualified technical personnel, (i) the timing and customer acceptance of new product and service offerings, (j) changes in trends affecting outsourcing of IT services, (k) disruption in sources of supply, (l) changes in product, personnel and other operating costs, and (m) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates which are likely to be adversely affected during periods of rapid and concentrated hiring; (iii) the intense competition in the markets for the Company's products and services; (iv) the Company's ability to effectively manage its growth which will require the Company to continue developing and improving its operational, financial and other internal systems; (v) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (vi) the Company's ability to attract, hire, train, and retain qualified technical personnel in an increasingly competitive market; (vii) the Company's substantial reliance on a concentrated number of key customers; (viii) uncertainties relating to potential acquisitions, if any, made by the Company, such as the Company's ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (ix) the Company's reliance on the continued services of key executive officers and salespersons; and (x) material risks and uncertainties associated with the MTA Contract. Such risks and uncertainties may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements contained herein.

Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A and SAB101B, this SAB must be implemented no later than the fourth quarter of 2000. The Company is evaluating the impact SAB101 and related SEC guidance may have on its financial statements upon implementation and intends to adopt this standard in the 2000 fourth quarter.

Liquidity and Capital Resources

         Cash and cash equivalents at September 30, 2000 were $16.2 million, compared to $16.5 million at December 31, 1999. Working capital at September 30, 2000 was $25.9 million as compared to $37.8 million at December 31, 1999, representing a decrease of $11.9 million or 31.5%.

         Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facility and the net proceeds from the Company's public offerings. At September 30, 2000, the Company had no outstanding borrowings under the credit facility.

         Cash provided by operating activities primarily resulted from collections of accounts receivable of approximately $9.2 million, decreases in inventory of $0.9 million, and decreases in prepaid assets of $0.7 million, offset by the net loss for the nine-month period of $12.7 million net of non-cash charges. The Company's days sales outstanding in accounts receivable decreased from 72 days at December 31, 1999 to 69 days at September 30, 2000.

         Cash used in investing activities related to the Company's $1.8 million investment in nex-i.com and capital expenditures of $1.0 million. The capital expenditures were primarily for the purchase of computer equipment and software used by the Company.

         Cash provided by financing activities of $0.2 million primarily relates to the proceeds from the exercise of employee stock options and employee purchases of Company stock.

         On June 30, 1997, the Company and First Union National Bank (the "Bank") executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility includes a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company may borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes, at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions, at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility are collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. Effective January 1, 2000, the Company and the Bank extended the Company's credit facility through December 31, 2000 on substantially similar terms; however, the Bank provided $2.0 million of the $15.0 million credit line to the Company on an uncollateralized basis. Under the credit facility, the Company is required to maintain a minimum fixed charge coverage ratio and a total liabilities to net worth ratio. At September 30, 2000, no amounts were outstanding under the credit facility. At September 30, 2000, the Company was not in compliance with the fixed charge coverage ratio. In October 2000, the Company agreed to accept the Bank's offer to waive such non-compliance in consideration of a cash payment to the Bank of $15,000 and the re-collateralization of the previously uncollateralized $2.0 million portion of the credit line.

         The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of common stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During the nine months ended September 30, 2000, 29,642 shares of common stock were sold to employees under the plan for approximately $111,193, an average price of $3.75 per share. The Company has issued an aggregate of 160,221 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.97 per share, receiving total proceeds of $796,000.

         The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation. At
September 30, 2000, there were outstanding balances of approximately $2.3 million for Finova Capital Corporation and approximately $0.6 million for IBM Credit Corporation under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company.

         The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

       Not applicable.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         On August 10, 2000, the Company consummated the settlement of the lawsuit filed by the Company on February 13, 1996 in the Superior Court of New Jersey, Chancery Division (Morris County) against two former employees of the Company and their current employer (together, the "Defendants") for, among other things, alleged theft of services, theft of Company property, theft of corporate opportunity and unauthorized use of Company credit cards by the Defendants. The Defendants had asserted certain counterclaims against the Company and certain of its present and former directors. The settlement implemented the terms of an Order of Disposition issued by the court in August 1999. Pursuant to the terms of the settlement, the Company received on August 10, 2000 $331,597 from the Defendants, an insurance carrier and another defendant named by the Company, and all parties have released one another of all claims and counterclaims filed in the suit. On September 21, 2000, the Company received the balance of $38,403 which was owing to it from one of the Defendants, thereby concluding this litigation. Coincident with the settlement, the Company reimbursed Stan Gang, the Company's Chairman and principal shareholder, for $675,000 of personal funds which Mr. Gang previously advanced to the Company in connection with the litigation.

         On July 7, 2000, Polo Ralph Lauren Corporation ("Polo") filed a counterclaim against the Company in a lawsuit filed by the Company against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County) for collection of an overdue receivable in the amount of $893,330. In Counts One and Two of its counterclaim, Polo alleges, among other things, that it sustained damages of $4.7 million as a result of alleged breach of contract, breach of warranty and negligence by the Company in "failing to maintain accurate shipping records and documentation." Discovery to date has been limited, and no evidence has yet been proffered in support of the allegations contained in Counts One and Two of the counterclaim. In October 2000, the Company secured a commitment from its insurance carrier, subject to a reservation of rights, to defend against the counterclaim. The Company believes it has meritorious defenses to the counterclaim and intends to vigorously pursue recovery of all amounts owing to the Company by Polo.


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


                                  ALPHANET SOLUTIONS, INC.




DATE: November 9, 2000        By: DONALD A. DEIESO
                                  ---------------------------------------
                                  Donald A. Deieso
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



DATE:  November 9, 2000       By: WILLIAM S. MEDVE
                                  -------------------------------------
                                  William S. Medve
                                  Senior Vice President, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)