Form 10-K
period 2000-12-31
ALPHANET SOLUTIONS INC
filed 2001-03-23
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-K


                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                   For the fiscal year ended December 31, 2000

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



           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


           At February 28, 2001, 6,396,818 shares of Common Stock of the Company were outstanding. The aggregate market value of Common Stock held by non-affiliates on February 28, 2001, based on the last sales price on such date, was approximately $5,994,000.


                       DOCUMENTS INCORPORATED BY REFERENCE


           The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS


                               Item                                                                                          Page
                               ----                                                                                          ----
PART I               1.        Business........................................................................................2

                     2.        Properties.....................................................................................14

                     3.        Legal Proceedings..............................................................................14

                     4.        Submission of Matters to a Vote of Security Holders............................................15

PART II              5.        Market for the Company's Common Equity
                               and Related Shareholder Matters................................................................16

                     6.        Selected Financial Data........................................................................16

                     7.        Management's Discussion and Analysis of
                               Financial Condition and Results of Operations..................................................19

                     7A.       Quantitative and Qualitative Disclosure About Market Risk......................................34

                     8.        Financial Statements and Supplementary Data....................................................34

                     9.        Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure.........................................................34


PART III             10.       Directors and Executive Officers of the Company................................................35

                     11.       Executive Compensation.........................................................................35

                     12.       Security Ownership of Certain Beneficial
                               Owners and Management..........................................................................35

                     13.       Certain Relationships and Related Transactions.................................................35


PART IV              14.       Exhibits, Financial Statement Schedules
                               and Reports on Form 8-K........................................................................36

EXHIBIT INDEX.................................................................................................................37

FINANCIAL DATA AND SCHEDULES.................................................................................................F-1

SIGNATURES


                                     PART I

Item 1.  BUSINESS.

General
-------

           AlphaNet Solutions, Inc. ("AlphaNet Solutions" or the "Company") is an information technology ("IT") professional services firm specializing in network design, operation, management, and security. The Company provides services in information security, network implementation, professional development, project management and Internet-related matters. Through its Enterprise Network Management Division, the Company also offers remote network management, call center support, and managed security services. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor.

           Major professional services customers include PSE&G, Mercedes-Benz of North America, Summit Bancorp/FleetBoston, Goldman Sachs & Co., MTA New York City Transit, an agency of the Metropolitan Transportation Authority of the
State of New York (the "MTA"), Nabisco, Matsushita Electronic, Lucent Technologies, and Barnes & Noble.

            AlphaNet Solutions has a 17-year history of responding effectively to new opportunities in the fast-changing IT field. Starting as a product-focused reseller of technology hardware, the Company has over the years met the changing needs of its customers by repositioning itself from a systems integrator to an IT professional services and networking infrastructure services firm, focused on meeting the escalating high-technology needs of leading organizations in virtually every industry, including financial services, manufacturing, telecommunications, and pharmaceuticals.

           The Company has continued to refine its professional service offerings. In December 1999, the Company exited its low-margin telecommunications business. Although the Company continues to assist its clients in sourcing other low-margin computer hardware and software products ("IT products"), its sales and marketing efforts are directed primarily to its higher-margin professional service offerings. In 2000, the Company expanded its ability to secure new service offerings through its investment in nex-i.com Inc., a provider of integrated networks in multi-tenanted office buildings, the acquisition of Omnitech Corporate Solutions, Inc., a provider of "thin client"/server based technology offerings and the addition of the former principals of Gogh, Inc. to expand its information security practice. In January 2001, the Company entered into a strategic alliance with ATX Telecommunications Services, Inc. to provide IT products and services to ATX and its clients.

           The Company continues to assist its clients in sourcing IT products. The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with major aggregators of computer hardware and software, Ingram Micro, Inc. ("Ingram"), and Tech Data Corporation ("Tech Data"), the Company provides its customers with competitive pricing and such value-added services as electronic product ordering, product configuration, testing, warehousing and delivery.

           The Company was incorporated in the State of New Jersey in 1984 under the name AlphaTronics Associates, Inc. In December 1995, the Company changed its name to AlphaNet Solutions, Inc. The address of its principal executive offices is 7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927, and its telephone number is (973) 267-0088.

           "AlphaNet Solutions," "eMobile Solutions," "Weird Stuff Happens to Laptops," and the Company's logo are marks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

Forward-Looking Statements

           Certain statements are included in this Annual Report on Form 10-K which are not historical and are "forward-looking," within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding possible future growth in the IT markets, the status of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the repositioning of the Company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things
(a) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, (b) intense competition from other IT service providers, (c) the short-term nature of the Company's customers' commitments, (d) patterns of capital spending by the Company's customers, (e) the timing, size and mix of product and service orders and deliveries, (f) the timing and size of new projects, (g) pricing changes in response to various competitive factors, (h) market factors affecting the availability of qualified technical personnel, (i) the timing and customer acceptance of new product and service offerings, (j) changes in trends affecting outsourcing of IT services, (k) disruption in sources of supply, (l) changes in product, personnel and other operating costs, and (m) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates; (iii) the intense competition in the markets for the Company's products and services; (iv) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (v) the Company's ability to attract, hire, train, and retain qualified technical personnel; (vi) the Company's substantial reliance on a concentrated number of key customers; (vii) uncertainties relating to potential acquisitions, if any, made by the Company, such as the Company's ability to integrate acquired operations and retain key customers and personnel of the acquired business; (viii) the Company's reliance on the continued services of key executive officers and salespersons; and (ix) material risks and uncertainties associated with the MTA Contract. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Industry Background
-------------------

           For most organizations today, IT is no longer just a support function, but an increasingly essential competitive tool. The need to distribute and access data on a real-time basis within and between organizations--and the rapid proliferation of Internet-based technology--is redefining the way people and organizations "connect."

           Companies continue to augment their networks with a large majority replacing these networks with Web-based infrastructures. The resulting efficiencies have made possible the creation of worldwide channels of information that redefine the speed with which people communicate, make decisions, and conduct business. The design, operation, and maintenance of these information networks have become increasingly complex tasks for many organizations. Typically, simply to get the network operational, organizations must conduct assessments and make decisions in several key areas:

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

           The Company engages its clients through professional service contracts that typically reflect one of three primary forms: project execution, outsourcing or delegated management, or staff augmentation. In all cases, the Company applies the talent and project management skills of the organization to achieve the client's goals.

           The Company has proven adept at responding effectively to the needs of this evolving marketplace as it continues to focus on high-end network infrastructure services. The Company is positioned to capitalize on the emerging networking opportunities by helping organizations respond to the needs of their own changing markets.

Services
--------

           The Company's wide range of services includes Enterprise Network Management, information security, server based computing, application and Web site development, helpdesk, training, desktop services and project management. In 2000, services accounted for 51.3% of the Company's net sales and 78.1% of its gross profit before special charges.

Professional Services

           The  Company's   consulting   professionals   provide  customers  the
necessary   IT   expertise   and   leading-edge   technology   on   a   24-hour,
seven-days-a-week basis.

           In addition, the Company's consultants partner and provide services for many industry-leading manufacturers' products, including Microsoft, Cisco, Intel, Novell, Sun Microsystems, Nortel Networks, and Compaq.


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

           The Center offers proactive problem resolution by: (a) monitoring components of a customer's network, including file servers, routers, database servers, concentrators, workstations and printers; and (b) managing the customers' networks to maximize their efficiency and minimize system downtime, promptly notifying customers of problems as they occur and remedying such problems. The customers are thereby free to focus on their core business, while the Company monitors and manages the day-to-day operations of the customers' network. The Center represents the Company's continued investment in leading-edge technology and dedication to providing its customers with advanced IT solutions.

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

Information Security Services

           Vulnerability to security breaches - from hackers to serious corporate saboteurs - grows in almost direct proportion to the rate at which companies expand their networks. The Company provides information security solutions to help its customers protect their networks and mission-critical business applications and resources. Information security engineers perform security and risk assessments to identify exposures and the business impact of a network intrusion or compromise. Information security engineers write and review information security policies. The Company offers Information Security awareness training and materials, including on-line Computer Based Training ("CBT"). Based on the client's risk tolerance, information security engineers design and implement secure solutions to address vulnerabilities and protect mission-critical systems and information, such as e-mail, Internet/Intranet and e-commerce sites, customer data and intellectual property.

           The  Company  maintains   Certified   Information   Systems  Security
Professionals ("CISSP's") on staff. CISSP's are recognized throughout the security industry for the depth and breadth of their security expertise.

           The Company maintains strong partnerships with information security vendors including Checkpoint Software, Nokia Internet Communications, Netscreen Technologies, Inc., Cisco Systems, WatchGuard Technologies, Inc., and RSA Security.

Internet Services

           The Company provides Internet-related services, including secure Internet access, training, and web site design, development and maintenance. The Company offers its customers web sites that are independently maintained on a secure network through the use of such security technologies as firewalls and encryption devices. The Company provides the necessary consulting, hardware, and software installation services so that its customers have direct access to the Internet while the Company monitors and maintains their web sites using the Company's state-of-the-art remote network management system.

           Web site design, development and maintenance services include user interface design, web site graphic design, content creation, and management. Through customized courses at its Learning Centers, the Company also provides training on Internet access and navigation.

eMobile SolutionsSM

           Recognizing that the corporate business community is increasingly going "mobile," the Company has re-focused the efforts of its existing Product Support Center ("PSC") into a business offering that focuses on the needs of mobile users: eMobile SolutionsSM. The eMobile Solutions Business Unit leverages the Internet to provide innovative infrastructure support services that enable businesses to support their growing populations of mobile employees. Target markets include Fortune 1000 corporations with a large population of mobile assets, such as laptops or other portable computing devices. These assets are often deployed to a large group of mobile sales people for use in a sales force automation ("SFA") environment, but they may also be used as desktop replacements for a subset of their overall user population.

           By leveraging the Internet and the eMobile Support Center ("eMSC") facility, the Company provides fast and reliable system repairs, identical spare unit replacements, configuration of hardware and software, data backup and asset tracking. These services are also designed to leverage the Company's existing service offerings, so that they can be combined into a tightly integrated business solution. These include help desk services, network monitoring, and web-based training services. In addition, the eMSC is ideally suited to facilitate an organization's technology replacement and upgrade needs. From the acquisition and deployment of new technology to the collection and disposal of old technology, the eMSC can provide a complete lifecycle management solution for corporate mobile workforces.

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

Professional Development Services

           The Company is authorized and certified by Microsoft, Novell, Lotus, Citrix, and Gartner Institute to offer training classes related to their specific technologies. These classes are utilized by a variety of customers, including network administrators, MIS executives, professional and administrative end-users, as well as the Company's own employees. Many of the courses offered provide attendees with the knowledge to earn specific professional certifications.

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

           Training revenue is derived primarily from fees charged to corporate clients for employee training, fees charged to individual students for open enrollment classes, and fees for self-directed learning that are purchased as web-delivered courses or self-study books.

           The Professional Development organization provides an ancillary benefit to the Company by reducing the Company's cost to train its technical workforce while providing the Company with highly skilled consultants. The Company believes that its Professional Development organization provides a strategic benefit in attracting technical talent to the Company.

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

Workstation Support Services

           The Company's workstation support personnel ("Workstation Analysts") provide customers with a wide array of IT services for end users, including hardware and software installations, system upgrades and enhancements, remedial and preventive maintenance, and management services. These support services are available 24 hours a day, seven-days-a-week, depending on the needs of the Company's customers. The Workstation Analysts also provide customized configuration of software and hardware for workstations and servers and perform asset deployment services to customer sites.

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

Products
--------

           As a service to its clients, the Company offers IT products from leading hardware manufacturers and software developers. In 2000, 48.7% of the Company's net sales and 21.9% of its gross profits before special charges were generated from product sales. Such products include workstations, servers, networking and communications equipment, enterprise computing products and application software. Through its established vendor alliances with Ingram and Tech Data, major aggregators of computer hardware and software, the Company provides its customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. The Company offers products from numerous industry-leading manufacturers of computer hardware, software and networking equipment. The
Company obtains products from these manufacturers primarily through its relationships with Ingram and Tech Data. The Company's relationships with Ingram and Tech Data allow the Company to minimize inventory risk by ordering products primarily on an as-needed basis. The Company believes that, in most instances, the cost-plus purchases from Ingram and Tech Data are at prices lower than those which could be obtained by the Company independently from the various manufacturers and other vendors. The Company utilizes electronic ordering and pricing systems that provide real-time status checks on the aggregators' extensive inventories. The Company maintains electronic data interchange links to other suppliers as well, enabling its sales team to schedule shipments accurately, arrange for product configuration services and provide online pricing.

Sales and Marketing
-------------------

           The Company currently focuses its sales and marketing efforts on three target markets: (i) the Enterprise level-large Fortune 1000 companies with complex networking needs; (ii) mid-market, medium-size customers that require IT services, but lack the necessary resources to perform critical initiatives; and
(iii) start-up organizations, or small companies requiring unique networking capabilities as they continue to grow. Sales and marketing initiatives were conducted with 31 employees as of December 31, 2000. The Company believes that its direct sales and support personnel provide effective account penetration and management, enhanced communications and long-term relationship-building with its existing customers. The Company focuses its sales and marketing efforts primarily in the New York-to-Philadelphia corridor. Given the concentration of major corporations in this region and the trend toward outsourcing of IT services, the Company does not currently anticipate the need to expand the geographic scope of its sales and marketing efforts.

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

           The Company's Marketing Department is responsible for developing a strategic plan that focuses on enhancing the Company's brand awareness and promoting its capabilities. The Company's tactical marketing efforts include the creation and production of Company literature, executing mail and event campaigns, website enhancements and building strong relationships with key vendor partners.

Customers
---------

           The Company's major customers include many Fortune 1000 corporations in a variety of industries. The Company's major customers include:


       PSE&G                                        Nabisco
       Mercedes-Benz of North America               Matsushita Electric Corp.
       Summit Bancorp/FleetBoston                   Innovex
       Goldman, Sachs & Co.                         Lucent Technologies
       MTA New York City Transit                    Barnes & Noble

           During 2000, Summit Bancorp and Goldman, Sachs accounted for 17% and 13%, respectively, of the Company's net sales. During the fiscal year ended December 31, 1999, PSE&G and Mercedes Benz of North America accounted for approximately 13% and 12%, respectively of the Company's net sales. During the fiscal year ended December 31, 1998, KPMG LLP accounted for 15% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 2000. Sales to the Company's top ten customers totaled approximately 73%, 65% and 66% of net sales for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively. In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA ("MTA Contract") to furnish and install local and wide-area computer network components throughout the MTA's over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The aggregate amount of this contract was subsequently increased to $20.6 million. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

           Except for the MTA Contract, there are no ongoing written commitments by customers to purchase products from the Company. All product sales by the Company are made on a purchase-order basis. The Company normally ships products within 30 days of receiving an order and, therefore, does not customarily have a significant backlog. Almost all services are provided through written commitments. In December 1997, the Company entered into the MTA Contract, under which the Company is the prime contractor responsible for project management, systems procurement and installation.

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

Suppliers
---------

           The Company relies on manufacturers and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components sold and serviced by the Company. The Company primarily utilizes Ingram and Tech Data, major aggregators of computer hardware and software, to procure the majority of its products for resale to its customers. As the Company expands its business into the high-end, specialized product market, purchases from companies such as Cisco Systems and Microsoft Select are increasing.

           The distribution agreements with Ingram and Tech Data give the Company access to these aggregators' extensive inventories and provide the Company with electronic ordering capability, product configuration and testing, warehousing and delivery. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and applications software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories.

           The Company purchases computer products from Ingram and Tech Data on a cost-plus basis. The Company's relationship with Ingram was initiated by the Company in late 1994 to help assure availability and competitive pricing to the Company's customers. The Company's purchases from Ingram accounted for approximately 49%, 57%, and 47% of the Company's total product purchases in 2000, 1999, and 1998, respectively. Such purchases totaled approximately $19.2 million, $41.9 million and $48.4 million during such respective periods. The agreement with Ingram may be terminated with or without cause by either party upon 30 days prior written notice. The Company initiated its relationship with Tech Data in 1998. During 2000, 1999 and 1998, the Company purchased from Tech Data approximately 22%, 10% and 5%, respectively, of all product purchased by the Company. These purchases totaled approximately $8.8 million, $7.5 million and $5.3 million during such respective periods. The agreement with Tech Data may be terminated with or without cause by either party upon 30 days prior written notice. The Company's agreements with Ingram and Tech Data provide for discounted pricing and rebates provided that the Company meets agreed-upon purchase level targets. In 2000, the Company ceased purchasing product from Pinacor, Inc., an affiliate of MicroAge, Inc.

           In addition to its agreements with Ingram and Tech Data, the Company maintains standard authorized dealership agreements directly with many leading manufacturers of computer hardware and software. Under the terms of these agreements, the Company is authorized to resell to end users and provide warranty service on the products of such manufacturers. The Company's status as an authorized reseller facilitates the operation of the Company's business. In general, the agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. Many of such agreements are based upon the Company's continued relationships with authorized aggregators. The Company, however, generally does not purchase products directly from these manufacturers because the Company believes that Ingram and Tech Data provide it with several advantages, including competitive pricing, limited inventory risk, ready product availability, product quality assurance, access to the various vendors which may be required on a particular project, electronic product ordering, product configuration, testing and warehousing. The Company has not entered into any long-term contracts with its suppliers, electing to purchase computers, computer systems, components and parts on a purchase order basis. As a result, there can be no assurance that such products will be available as required by the Company at prices or on terms acceptable to the Company.

Competition
-----------

           The markets for the Company's products and services are intensely competitive. The Company believes that the principal competitive factors in the market for IT products and services include price, customer service, breadth of product and service offerings, technical expertise, the availability of skilled technical personnel, adherence to industry standards, financial stability and reputation. The Company's competitors include specialty consulting and other IT service providers, established computer product manufacturers (some of which supply products to the Company), distributors, aggregators, computer resellers (many of which are able to purchase products at prices lower than the Company), and systems integrators. Many of the Company's current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than those of the Company. As a result, the Company's competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to the sale of IT products and services. Such competitors could also attempt to increase their presence in the Company's markets by forming strategic alliances with other competitors or customers of the Company, offer new or improved products and services to the Company's customers, or increase their efforts to gain and retain market share through competitive pricing. As the market for IT products has matured, price competition has intensified and is likely to continue to do so. This has resulted in continued industry-wide downward pricing pressure. Competition for quality technical personnel remains strong, resulting in increased personnel costs for many IT service providers. Such competition in IT products and services has adversely affected, and likely will continue to adversely affect, the Company's gross profits, margins and results of operations. The Company believes there are low barriers to entry into its markets which enable new competitors to offer competing products and services. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

           The Company believes that it competes effectively by providing state-of-the-art network design, management, operations and security services and a wider range of high-quality IT professional services to its corporate customers. The Company also believes that it distinguishes itself from its competition on the basis of its technical expertise, competitive pricing, vendor alliances, relationships with Ingram and Tech Data, direct sales strategy and customer-service orientation. Based on the level of its recurring business with many of its large customers, the Company believes that it compares favorably to many of its competitors with respect to the principal competitive factors set forth above.

Employees
---------

           As of December 31, 2000, the Company employed 475 full-time employees, of whom 371 were technical personnel, 31 were engaged in sales and marketing, and 73 were engaged in finance, administration and management. As of December 31, 1999, the Company employed 579 full-time employees. The total number of technical personnel declined from 450 in 1999 to 371 in 2000. The Company implemented a reduction-in-force in January 2000 due to lower-than-expected demand for technical services from certain clients.

           None of the Company's employees are represented by a collective bargaining agreement. Substantially all employees have executed an invention assignment and confidentiality agreement. In addition, the Company requires that all new employees execute such agreement as a condition of employment. The Company believes that it has been successful in attracting and retaining skilled and experienced personnel. There is strong competition for experienced sales and marketing personnel and qualified technical professionals. The Company considers its relations with its employees to be good.

           The Company's success depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel, particularly for high-end network services. Competition with other service providers and internal corporate MIS departments for such personnel remains strong. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel necessary to conduct and expand its operations successfully. The Company's ability to implement its strategy to expand and broaden the services component of its business and its results of operations could be materially adversely affected if it is unable to attract, hire, train and retain qualified technical personnel.

ITEM 2. PROPERTIES.

           The Company currently leases or subleases all of its facilities. The Company leases its headquarters in Cedar Knolls, New Jersey, totaling approximately 38,000 square feet of office space. An additional 16,000 square feet was subleased to the Company in 1998 pursuant to a sublease agreement which expired in September 2000 and was not renewed. The current lease expires in September 2003 and contains renewal options for two additional five-year terms. In 1998 the Company entered into a lease for approximately 4,700 square feet of space at a facility adjacent to the Company's headquarters, which space the Company has subsequently sublet. The Company also leases a facility in Parsippany, New Jersey, which totals 5,253 square feet, which the Company has sublet pursuant to a sublease agreement expiring in May 2001. The Company leases office space for a Learning Center in Iselin, New Jersey, consisting of 6,710 square feet, as well as its 15,000-square-foot eMobile Support Center located in East Hanover, New Jersey. The Company leases approximately 5,410 square feet of office space in King of Prussia, Pennsylvania for the Company's Philadelphia-area sales office. The Company believes its headquarters, sales offices, Learning Center and eMobile Support Center are adequate to support its current level of operations. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

           On July 7, 2000, Polo Ralph Lauren Corporation ("Polo") filed a counterclaim against the Company in a lawsuit filed by the Company against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County) for collection of an overdue receivable in the amount of $893,330. In its counterclaim, Polo alleges, among other things, that it sustained damages of $4.7 million as a result of alleged breach of contract, breach of warranty and negligence by the Company in "failing to maintain accurate shipping records and documentation." Discovery to date has been limited, and no evidence has yet been proffered in support of these allegations. In October 2000, the Company secured a commitment from its insurance carrier, subject to a reservation of rights, to defend against the counterclaim. The Company believes it has meritorious defenses to the counterclaim and intends to vigorously pursue recovery of all amounts owing to the Company by Polo.

            In connection with the Company's ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, the Company filed certain legal proceedings as further discussed in Item 7 of this Report at pp. 21-23.

      The Company has no knowledge of any other material litigation to which it is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


           No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ALPH." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market.



QUARTER ENDED                                 2000                                  1999
-------------                                 ----                                  ----
                                    High                 Low              High                 Low
                                    ----                 ---              ----                 ---
March 31 (1st qtr.)                $11 3/4           $4 1/4              $6 3/4              $3 7/32

June 30 (2nd qtr.)                   6 9/16           3 5/8               5 1/2               2 29/32

September 30 (3rd qtr.)              5                2 3/8               5                   4 1/16

December 31 (4th qtr.)               4 1/4            1 3/8               5 5/8               3 1/8


           The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

           On February 28, 2001, the closing sale price for the Common Stock on the Nasdaq National Market was $1 5/8 per share. As of February 28, 2001, the approximate number of holders of record of the Common Stock was 314 and the approximate number of beneficial holders of the Common Stock was 2,532.

           Since going public in 1996, the Company has not paid any dividends. The Company presently has no plans to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

           The selected consolidated financial data presented below has been derived from the consolidated financial statements of the Company as audited by PricewaterhouseCoopers LLP, independent accountants. Consolidated balance sheets at December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and notes thereto appear elsewhere in this Report. The selected financial data presented below at December 31, 1998, 1997 and 1996 and for the years ended December 31, 1998 and 1997 has been derived from audited financial statements which are not included in this Report.

           The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.


                                                                         Year Ended December 31,
   -----------------------------------------------------------------------------------------------------------------------
                                                            2000          1999          1998       1997(6)       1996(7)
                                                            ----          ----          ----       -------       -------
                                                                  (in thousands, except per share data)
   Statement of Operations Data:
   Net sales:
      Product...................................       $  43,967       $83,298     $ 116,908      $147,602     $  99,468
      Services and support......................          46,373        53,265        54,628        43,790        20,137
                                                       ---------       -------     ---------      --------     ---------
                                                          90,340       136,563       171,536       191,392       119,605
                                                       ---------       -------     ---------      --------     ---------
      Product...................................          40,212        75,409       103,522       130,314        88,218
      Services and support......................          32,992        35,493        37,058        29,013        12,915
       Other charges (1)........................           4,851             -             -             -             -
                                                       ---------       -------     ---------      --------     ---------
                                                          78,055       110,902       140,580       159,327       101,133
                                                       ---------       -------     ---------      --------     ---------
      Gross profit:
      Product...................................           3,755         7,889        13,386        17,288        11,250
      Services and support......................          13,381        17,772        17,570        14,777         7,222
       Other charges (1)........................          (4,851)            -             -             -             -
                                                       ---------       -------     ---------      --------     ---------
                                                          12,285        25,661        30,956        32,065        18,472
                                                       ---------       -------     ---------      --------     ---------
   Operating expenses:
      Selling, general & administrative (2).....          23,969        24,743        27,505        22,761        12,747
       (Recovery) write-off of capitalized
        asset (3)...............................               -          (139)        2,476             -             -
                                                       ---------       -------     ---------      --------     ---------
                                                          23,969        24,604        29,981        22,761        12,747
                                                       ---------       -------     ---------      --------     ---------
   Operating income (loss)......................         (11,684)        1,057           975         9,304         5,725
   nex-i.com loss (4)...........................          (2,249)            -             -             -             -
   Other income (expense), net (5)..............           1,465           879           359            61           129
                                                       ---------       -------     ---------      --------     ---------
   Income before income taxes...................         (12,468)        1,936         1,334         9,365         5,854
   Provision for income taxes...................             474           794           623         3,844         1,970
   Net income (loss)............................       $ (12,942)      $ 1,142     $     711      $  5,521     $   3,884
                                                       =========       =======     =========      ========     =========

   Earnings (loss) per share - Basic............       $   (2.04)      $  0.18     $    0.11      $   0.97     $    0.83
                                                       =========       =======     =========      ========     =========
   Weighted average shares outstanding..........           6,353         6,253         6,272         5,719         4,690
                                                       =========       =======     =========      ========     =========
   Earnings (loss) per share - Diluted..........       $   (2.04)      $  0.18     $    0.11      $   0.93     $    0.82
                                                       =========       =======     =========      ========     =========

   Weighted average shares outstanding..........           6,353         6,265         6,331         5,905         4,737
                                                       =========       =======     =========      ========     =========



                                                                           As of December 31,
   -----------------------------------------------------------------------------------------------------------------------
                                                            2000         1999           1998           1997         1996
                                                            ----         ----           ----           ----         ----
                                                                             (in thousands)
   Balance Sheet Data:
      Working capital...........................        $26,303      $37,841        $35,375         $33,123      $14,407
      Total assets..............................         41,825       56,021         61,894          72,541       43,647
       Long term debt and capital lease
   obligations,                                               8           31             49               -           41
         less current portion...................
      Shareholders' equity......................         31,756       43,834         42,536          41,722       18,921


(1) In the second quarter of 2000, the Company recorded special charges of $4.9 million which included a $4.4 million charge for the Company's estimated cost to complete the MTA Contract, and $0.5 million associated with unrecoverable vendor charges.

(2) In Fiscal 2000, the Company incurred special charges of $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectable accounts receivable related to among other things, various receivables from the Company's telecom business, which was divested during the year. For the third quarter of 1999, the Company recorded a provision for uncollectable accounts receivable of $1.5 million.

(3) Reflects a one-time write-off in 1998 of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof. In 1999, the Company was able to recover $139,000 of such costs.

(4) In January 2000, the Company acquired a 30% equity interest (on an "as converted basis") in nex-i.com Inc. ("nex-i.com") for $1.8 million and in May 2000 incurred an additional cost of $416,000 from the issuance of warrants in connection with such investment. The Company's equity interest in nex-i.com was subsequently reduced as a result of an additional financing of nex-i.com in July 2000, in which the Company did not participate. The Company has taken a charge in 2000 for $2.2 million related to its investment in nex-i.com. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation ("Eureka"), merged with and into nex-i.com, in connection with which merger the Company received a series of preferred securities of Eureka in exchange for its equity securities of nex-i.com and loaned $382,098 to Eureka and committed to invest an additional $382,098 in Eureka, subject to certain conditions.

(5) In the third quarter of 2000, the Company recorded a gain of $370,000 relating to the settlement of litigation.

(6) On August 1, 1997, the Company consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. ("Lande"), a computer equipment reseller and provider of systems integration services, for $1.5 million, including acquisition costs. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 2 of Notes to Consolidated Financial Statements.

(7) On July 24, 1996, the Company acquired certain assets of Lior, Inc., in a business combination accounted for under the purchase method, for $1.1 million, including acquisition costs, financed with a portion of the proceeds from the Company's initial public offering. The operations related to the acquired assets of Lior are included in the accompanying consolidated financial statements subsequent to July 24, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

           Founded in 1984, the Company is an IT professional services firm specializing in network design, operation, management, and security, offering related products and services to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. As a result of the Company's shift in focus to the professional services market, the Company derived 49% of its revenue from assisting its clients in sourcing IT products, down from approximately 85% of total revenue in 1995. During the same period, the percentage of revenue related to services has increased from approximately 15% in 1995 to approximately 51% in 2000. The Company anticipates that this trend will continue in 2001.

          Except for the MTA Contract entered into in December 1997, there are no ongoing written commitments by customers to purchase products from the Company and all product sales are made on a purchase-order basis. As the market for IT products has matured, price competition has intensified and is likely to continue to intensify. During 2000 and 1999, the Company's gross profits, margins and results of operations were adversely affected by such continued product pricing pressure and by a significant reduction in product purchase orders from the Company's customers. In addition, the Company's gross profits, margins and results of operations could be adversely affected by a disruption in the Company's sources of product supply.

         The Company offers enterprise network management, information security, Internet-related, eMobile Solutions, applications development, professional development, help desk, and workstation support services. Services and support revenue is recognized as such services are performed. Most of the Company's services are billed on a time-and-materials basis. The Company's professional development and services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits and payroll-related expenses. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel remains strong, resulting in increased personnel costs for the Company.

      In 2000, the Company faced reduced manpower requirements due to completion of Y2K projects and reduced staffing requirements at certain client accounts, resulting in a reduction of 31 positions. Adjustments to the size of the Company's workforce may continue to be necessary in order for the Company to realize maximum operating efficiency while continuing to meet the needs of its clients.

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

      The Company recognizes sales of products when title and risk of loss passes to the customer, which takes place either when the products are shipped or upon delivery to the customer based upon the sales terms of the respective transactions. Consulting and other services and support revenue is recognized when the applicable services are rendered. The Company recognizes revenue on service contracts on a prorated basis over the life of the contracts. Revenues under the Metropolitan Transit Authority Contract (the "MTA Contract") are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Prepaid fees related to the Company's training programs are deferred and amortized to income over the duration of the applicable training program. Deferred revenue is included in accrued expenses and represents the unearned portion of each service contract and the unamortized balance of prepaid training fees received as of the balance sheet date.

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

      During the last three fiscal years, the gross margins earned on services and support sales increased from 32.2% for 1998, to 33.4% for 1999, and decreased to 28.9% for 2000. The Company believes that its ability to provide a broad range of technical services, coupled with its long-term relationships with large customers, provides the Company with the potential to grow the services component of its business. However, in the near term, the Company believes that product sales will continue to generate a significant percentage of the Company's gross profit.

      The Company's net sales, gross profit, operating income and net income and losses have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. The Company believes, therefore, that past operating results and period-to-period comparisons should not be relied upon as an indication of future operating performance.

      The Company's operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are primarily fixed costs. The Company's overall expense levels are based in part on expectations of future revenues.

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

This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company's Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO's denial of the Company's Request to the New York Supreme Court under an Article 78 proceeding.

       On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a "dispute" within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, the Company requests that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunication workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. The Company intends to seek clarification of the Department's letter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts.

      Historically, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represents the Company's current estimated loss on the MTA project. For the years ended December 31, 2000 and 1999, revenues recorded in connection with the MTA Contract amounted to approximately $5.3 million and $3.5 million, respectively.

Results of Operations
---------------------

           The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales, and the percentage change in the dollar amount of such data compared to the prior year:


                                                                                                                  Percentage
                                                                 Percentage of Net Sales                           Increase
                                                                 Year Ended December 31,                          (Decrease)
                                                         -----------------------------------------      ----------------------------
                                                                                                                2000            1999
                                                                                                                Over            Over
                                                               2000          1999          1998                 1999            1998
                                                               ----          ----          ----                 ----            ----
Net sales:
      Product .........................................        48.7          61.0          68.2               (47.2)          (28.7)
      Services and support.............................        51.3          39.0          31.8               (12.9)           (2.5)
                                                              -----         -----         -----            --------          ------
                                                              100.0         100.0         100.0               (33.8)          (20.4)
Cost of sales..........................................        86.4          81.2          82.0               (29.6)          (21.1)
                                                              -----         -----         -----            --------          ------
Gross profit...........................................        13.6          18.8          18.0               (52.1)          (17.1)
                                                              -----         -----         -----            --------          ------
Operating expenses:
      Selling, general & administrative:...............        26.5          18.1          16.0                (3.1)          (10.0)
        (Recovery) write-off of capitalized asset......         0.0          (0.1)          1.4                   -               -
                                                              -----         -----         -----
                                                               26.5          18.0          17.4                (2.6)          (17.9)
                                                              -----         -----         -----            --------          ------
Operating income.......................................       (12.9)          0.8           0.6            (1,205.4)            8.4
                                                              -----         -----         -----            --------          ------
Other income (expense), net............................        (0.9)          0.6           0.2              (189.2)          144.8
                                                              -----         -----         -----            --------          ------
Income before income taxes.............................       (13.8)          1.4           0.8              (744.0)           45.1
Provision for income taxes ............................         0.5           0.6           0.4               (40.3)           27.4
                                                              -----         -----         -----            --------          ------
Net income.............................................       (14.3)          0.8           0.4            (1,233.3)           60.6
                                                              =====         =====         =====            ========          ======
Gross profit (as a percentage of related net sales):
      Product..........................................         8.5           9.5          11.5               (52.4)          (41.1)
      Services and support.............................        28.9          33.4          32.2               (24.7)            1.1


      Comparison of Years Ended December 31, 2000 and 1999

      Net Sales: Net sales in 2000 of $90.3 million decreased 33.8%, or $46.2 million, from net sales of $136.6 million in 1999. The Company has continued to focus on its strategy of repositioning the Company to a professional services company. As a result, revenue from sales of products as a percentage of overall revenues has continued to decline, from 61.0% in 1999 to 48.7% in 2000, while services and support revenues as a percentage of overall revenues has increased from 39.0 % in 1999 to 51.3% in 2000. Services and support revenue in 2000 of $46.4 million decreased 12.9%, or $6.9 million, from $53.3 million in the prior year. Many of the services performed by the Company in prior years such as desktop support services, configuration and installation were performed to support product sales. As product sales declined, a portion of the Company's service revenues also declined. Product sales in 2000 of $44.0 million decreased 47.2%, or $39.3 million, from $83.3 million in the prior year. The Company's primary sales effort is directed at selling professional services, and product sales are offered on a select basis as a supplement to the professional services offerings. Revenue under the MTA Contract (consisting of both product and services) amounted to approximately $5.3 million and $3.5 million for the years ended December 31, 2000 and 1999, respectively.

      Gross profit: Gross profit in 2000 of $12.3 million decreased 52%, or $13.4 million, from gross profit of $25.7 million in 1999, decreasing as a percentage of revenues from 18.8% in 1999 to 13.6% in 2000. The decline is attributable to a reduction in net sales, lower product and services and support margins, and to second quarter charges of $4.4 million associated with the Company's contract with the MTA and $0.5 million associated with unrecoverable vendor charges. Gross profit from services and support activities in 2000 of $13.4 million decreased 24.7%, or $4.4 million, from $17.8 million in 1999 and also declined as a percentage of services and support revenues from 33.4% in 1999 to 28.9% in 2000. Gross profit from product sales in 2000 of $3.8 million decreased 52.4%, or $4.1 million, from $7.9 million in 1999, while declining as a percentage of product sales from 9.5% in 1999 to 8.5% in 2000.

      Selling,  general  and  administrative  expenses:   Selling,  general  and
administrative expenses in 2000 of $24.0 million decreased 3.1%, or $0.8 million, from $24.7 million in 1999. In 2000, the Company recorded special charges of $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectable accounts receivable related to, among other things, various receivables from the Company's telecom business, divested during the year. In 1999, the Company recorded a special charge for uncollectable accounts receivable of $1.5 million.

      Interest income, net: Interest income increased from $0.6 million to $1.1 million as a result of higher cash balances throughout 2000.

      Nex-i.com: In January 2000, the Company invested in Series A convertible participating preferred stock of nex-i.com Inc. The Company recorded its share of losses incurred by nex-i.com to the full extent of the cost of its investment.

      Provision for income taxes: The provision for income taxes in 2000 was $474,000. Income tax benefits of $4,979,000 were provided for at a 41.0% effective tax rate for 2000. In 2000, tax adjustments of $5,586,000 were recorded including a valuation allowance of $5,453,000 and other items of $133,000. In 1999, the provision for income taxes was $794,000, which was based upon a 41.0% effective tax rate.

Comparison of Years Ended December 31, 1999 and 1998

      Net sales: Net sales decreased by 20.4%, or $34.9 million, from $171.5 million in 1998 to $136.6 million in 1999. Product sales decreased by 28.7%, or $33.6 million, from $116.9 million in 1998 to $83.3 million in 1999. This decline in product sales was primarily attributable to two predominantly low-margin product accounts, partially offset by increased business with other customers, as well as lower average selling prices due to increased competition and other product pricing pressures. This trend has been accelerated by the ability of customers to purchase directly from certain manufacturers at discounted prices. Services and support revenue decreased by 2.5%, or $1.3 million, from $54.6 million in 1998 to $53.3 million in 1999.

      Many of the services performed by the Company in prior years such as desktop support services, configuration and installation were performed to support product sales. As the overall product business declines, this type of service revenue also declines. The Company is now focusing on providing services and support that are independent of product sales such as security, training and network operations support.

      Gross profit: The Company's gross profit declined by 17.1%, or $5.3 million, from $31.0 million in 1998 to $25.7 million in 1999. This reduction in gross profit is primarily due to the reduction in product sales; however, the increased gross profit percentage is due to the change in mix of revenue from the lower margin product sales in 1998 to the higher-margin services and support revenues in 1999. Gross profit from services and support in 1999 of $17.8 million increased 1.1%, or $202,000, from $17.6 million in 1998, while increasing as a percentage of service and support revenue from 32.2% in 1998 to 33.4% in 1999.

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

      Other Income: Other Income in 1999 of $302,000 was primarily related to legal settlements received of approximately $200,000 and gains on sales of marketable securities of approximately $92,000.

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

Risk Factors:
-------------

           The Company is focusing significant efforts on evolving its core business from a company relying mainly on sales of product to a professional services firm focusing primarily on network design and management. The implementation of this strategy has resulted in reduced product sales and the pursuit of higher-margin services revenue. There is no assurance that the Company will be successful in effectuating this transition.

           Recruitment of personnel in the IT industry remains competitive. The Company's success depends upon its ability to recruit and retain qualified management, business development and technical personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel in the future. Failure to attract and retain highly qualified personnel could have a material adverse effect on the Company.

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

Recently Issued Accounting Standards:
-------------------------------------

           ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is evaluating the Statement's provisions to determine the effect on its financial statements. In addition, the impact of FAS No. 133 will depend on the terms of future transactions.

           In December 1999, the Securities and Exchange Commission (SEC) issued a Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB 101 did not have a material effect on the Company's results of operations.

           In March 2000, the Financial Accounting Standards Board issued Interpretation Number 44 "Accounting for Certain Transaction Involving Stock Compensation." This interpretation provides changes and clarification to the Accounting of Employee Stock Compensation. The issuance of this interpretation did not affect the Company's results of operations.

Liquidity and Capital Resources:
--------------------------------

           Cash and cash equivalents at December 31, 2000 of $17.2 million increased by 4.1%, or $0.7 million, from $16.5 million at December 31, 1999. Working capital, which is the excess of current assets over current liabilities, at December 31, 2000 was $26.3 million as compared to $37.8 million at December 31, 1999 representing a decrease of $11.5 million, or 30.5%. The improvement in the Company's accounts receivable performance during 2000 increased the Company's cash and cash equivalents. The decline in working capital was primarily a result of the Company's losses for the year.

           Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under the Company's credit facilities and the net proceeds from the Company's public offerings. Cash provided by operations for the fiscal year ended December 31, 2000 was $4.1 million. As measured in day sales outstanding, the Company's accounts receivable days outstanding decreased from 69 days at December 31, 1999 to 65 days at December 31, 2000.

           Capital expenditures of $1.1 million, $1.6 million, and $4.0 million during the years ended December 31, 2000, 1999, and 1998, respectively, were primarily for the purchase of computer equipment and upgraded software implementations. The Company anticipates additional capital expenditures to expand the services component of its business and enhance its MIS infrastructure.

           On June 30, 1997, the Company and First Union National Bank (the "Bank") executed a Loan and Security Agreement whereby the Bank expanded the Company's credit facility to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility included a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, the Company was permitted to borrow, subject to certain post-closing conditions and covenants by the Company, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility were collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, the Company and the Bank executed a Loan and Security Agreement whereby the Bank extended the Company's credit facility for an additional year through September 30, 1999. Effective October 1, 1999, the Company and the Bank extended the Company's credit facility on substantially the same terms and conditions for an interim period ending December 31, 1999. Effective January 1, 2000, the Company and the Bank extended the Company's credit facility for an additional year ending December 31, 2000 on substantially similar terms; however, the Bank provided $2 million of the $15 million credit line to the Company on an uncollateralized basis. Under this credit facility, the Company was required to maintain a minimum fixed charge coverage ratio, and a total liabilities to net worth ratio. At December 31, 2000, the facility expired and was not renewed.

           In August 1998, the Board of Directors authorized the Company to repurchase up to 225,000 shares of its outstanding Common Stock at market price. On May 20, 1999, the Board of Directors authorized the Company to repurchase up to 225,000 additional shares of its Common Stock at market price. During the year ended December 31, 1998, 136,800 shares of the Company's Common Stock were repurchased for approximately $667,000, an average price of $4.87 per share. During the year ended December 31, 1999, 13,800 shares of the Company's Common Stock was repurchased for approximately $53,000, an average price of $3.89 per share. The Company did not repurchase any outstanding shares of stock in 2000. As of December 31, 2000, a total of 150,600 shares of the Company's Common Stock has been repurchased for approximately $720,000, an average price of $4.78 per share since the inception of the repurchase program in August 1998.

           The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of Common Stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. In 2000, employees purchased 33,548 shares of stock at an average price of approximately $3.51 per share at a total value of $117,000. The Company has issued an aggregate of 164,127 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.89 per share, receiving total proceeds of $803,000.

           In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a private internet start-up--nex-i.com Inc. ("nex-i.com"). The investment represented approximately 30% of nex-i.com equity on an "as converted" basis.
The Company has recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the "Series B Financing"), in which the Company did not participate. Following the July financing, the Company's investment in nex-i.com represented approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B Financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A financing, the Company received up to 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation ("Eureka"), merged with and into nex-i.com, in connection with which merger the Company received several classes of preferred stock in Eureka in exchange for the Company's Series A Convertible Participating Preferred Stock in nex-i.com. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to Eureka in exchange for a convertible promissory note. The note bears interest at the rate of 8% per annum, which may be paid by Eureka in cash on March 31, 2001 (the "Maturity Date") or may be converted by Eureka into shares of Eureka preferred stock on the Maturity Date, in the discretion of the holders of 51% of the aggregate outstanding principal of all similar notes. The Company also committed to invest an additional $382,098 in Eureka, if certain conditions are met. In consideration of the Company's investment in Eureka, Eureka committed to purchase a minimum of $145,621 of the Company's network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of the Company's services during the twenty-four month period following the closing.

           The Company's interests in Eureka are subject to two agreements among Eureka and its shareholders. The rights and restrictions set forth in the two agreements are not deemed by the Company to be material. The restrictions include a limitation on transfer of the Company's equity interest in Eureka in certain circumstances and the requirement to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, the Company, upon the agreement of a substantial amount of other interest holders, has the right to demand that the Company's equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have the Company's equity interest included in certain other registrations under such Act.

           The Company purchases certain inventory and equipment through financing arrangements with Finova Capital Corporation and IBM Credit Corporation. At December 31, 2000, there were outstanding balances of approximately $1.0 million for Finova Capital Corporation and approximately $525,000 for IBM Credit Corporation under such arrangements. Obligations under such financing arrangements are collateralized by substantially all of the assets of the Company.

           The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next twelve months.

           In the audit of the year-ended December 31, 1999, which was completed in March 2000, the Company and its independent auditors identified significant deficiencies in the design and operation of its internal control structure. The Company's independent auditors determined such deficiencies were "reportable conditions." The Company has implemented and is in the process of implementing additional policies, procedures and controls to address these deficiencies.

               SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

      The table on the following page presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters during the period ended December 31, 2000. This information is derived from unaudited consolidated financial statements of the Company that include, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                      [This space left blank intentionally]


                                            ----------------------------------------------------------------------------------------
                                                                                  Quarter Ended
                                            ----------------------------------------------------------------------------------------
Statement of Income Data:                                             (in thousands, except per share data)
                                            Mar. 31,    June 30,   Sept. 30,   Dec. 31,    Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                              1999        1999        1999       1999        2000       2000        2000     2000
                                            ----------- --------  ----------  ---------   ---------   ---------  ---------  -------
Net sales:
   Product..............................      $18,692     $19,566      $25,817   $19,223     $12,209   $ 13,540    $10,194  $8,024
   Services and support.................       11,436      12,567       14,420    14,842      11,020     12,138     11,650  11,565
                                              -------     -------      -------   -------     -------   --------     ------  ------
                                               30,128      32,133       40,237    34,065      23,229     25,678     21,844  19,589
                                              -------     -------      -------   -------     -------   --------     ------  ------
Cost of sales:
   Product (1)..........................       16,609      17,519       23,234    18,047      11,338     12,573      9,093   7,208
   Services and support.................        8,138       8,585        9,278     9,492       8,241      8,669      8,102   7,980
    Other charges (2)...................            -           -            -         -           -      4,851          -       -
                                              -------     -------      -------   -------     -------   --------     ------  ------
                                               24,747      26,104       32,512    27,539      19,579     26,093     17,195  15,188
                                              -------     -------      -------   -------     -------   --------     ------  ------
Gross profit:
   Product (1)..........................        2,083       2,047        2,583     1,176         871        967      1,101     816
   Services and support.................        3,298       3,982        5,142     5,350       2,779      3,469      3,548   3,585
    Other charges (2)...................            -           -            -         -           -     (4,851)         -       -
                                              -------     -------      -------   -------     -------   --------     ------   ------
                                                5,381       6,029        7,725     6,526       3,650       (415)     4,649   4,401
                                              -------     -------      -------   -------     -------   --------      -----   -----
Operating expenses:
   Selling, general and administrative (3).     6,232       6,005        7,186     5,320       5,892      7,456      5,737   4,884
  (Recovery) write-off of capitalized
   asset (4)............................            -           -         (139)        -           -          -          -       -
                                              -------     -------      -------   -------     -------   --------     ------   ------
                                                6,232       6,005        7,047     5,320       5,892      7,456      5,737   4,884
                                              -------     -------      -------   -------     -------   --------     ------   ------
Operating income (loss).................         (851)         24          678     1,206      (2,242)    (7,871)    (1,088)   (483)
Other income (expense), net (5).........          249         155          209       266         265        288        633     279
Nex-i.com loss (6)......................            -           -            -         -        (335)    (1,272)      (642)      -
                                              -------     -------      -------   -------     -------   --------     ------   ------
Income (loss) before income taxes.......         (602)        179          887     1,472      (2,312)    (8,855)    (1,097)   (204)
Provision (benefit) for income taxes (7).        (250)         74          364       606        (959)     1,433          -       -
                                              -------     -------      -------   -------     -------   --------    -------  -------
Net income (loss).......................      $  (352)    $   105         $523      $866     $(1,353)  $(10,288)   $(1,097) $ (204)
                                              =======     =======      =======   =======     =======   ========    =======  =======
Net income (loss) per share (diluted)...      $ (0.06)    $  0.02      $  0.08   $  0.14     $ (0.21)  $  (1.62)   $ (0.17) $(0.03)
                                              =======     =======      =======   =======     =======   ========    =======  ========
As a Percentage of Net Sales:
Net sales:
   Product..............................         62.0%       60.9%        64.2%     56.4%       52.6%      52.7%      46.7%   41.0%
   Services and support.................         38.0%       39.1%        35.8%     43.6%       47.4%      47.3%      53.3%   59.0%
                                              -------      ------       ------    ------      -------   --------    -------  -------
                                                100.0%      100.0%       100.0%    100.0%      100.0%     100.0%     100.0%  100.0%
Cost of sales...........................         82.1%       81.2%        80.8%     80.8%       84.3%     101.6%      78.7%   77.5%
                                              -------      ------       ------    ------      -------   --------    -------  -------
Gross profit............................         17.9%       18.8%        19.2%     19.2%       15.7%      (1.6)%     21.3%   22.5%
                                              -------      ------       ------    ------      -------   --------    -------- -------
Operating expenses:
   Selling, general and administrative (3).      20.7%       18.7%        17.8%     15.6%       25.3%      29.1%      26.3%   24.9%
(Recovery)write-off of capitalized asset (4)        -           -         (0.3)%       -           -          -          -       -
                                              -------      ------       ------    ------      -------   --------    -------- -------
                                                 20.7%       18.7%        17.5%     15.6%       25.3%      29.1%      26.3%   24.9%
                                              -------      ------       ------    ------      -------   --------    -------- -------
Operating income (loss).................         (2.8)%       0.1%         1.7%      3.5%       (9.6)%    (30.7)%     (5.0)%  (2.4)%
Other income (expense), net.............          0.8%        0.5%         0.5%      0.8%       (0.3)%     (3.8)%        0%    1.4%
                                              -------      ------       ------    ------      -------   --------    -------- -------
Income before income taxes..............         (2.0)%       0.6%         2.2%      4.3%       (9.9)%    (34.5)%     (5.0)%  (1.0)%
Provision for income taxes..............         (0.8)%       0.2%         0.9%      1.8%        4.1%      (5.6)%        0%      0%
                                              -------      ------       ------    ------      -------   --------    -------- -------
Net income..............................         (1.2)%       0.3%         1.3%      2.5%       (5.8)%    (40.1)%     (5.0)%  (1.0)%
                                              =======     =======      =======   =======     ========  ========    =======   =======
Gross profit (as a percentage of
related net sales):
   Product (1)..........................         11.1%       10.5%        10.0%      6.1%         7.1%       7.1%     10.8%   10.2%
   Services and support.................         28.8%       31.7%        35.7%     36.0%        25.2%      28.6%     30.5%   31.0%


(1) The quarters ended December 31, 1999 and 1998 reflect adjustments to reduce inventories by $455,000 and $450,000, respectively.

(2) During the quarter ended June 30, 2000, the Company recorded special charges of $4.4 million associated with the Company's contract with the MTA and $451,000 associated with unrecoverable vendor charges.

(3) During the quarters ended March 31, 2000, June 30, 2000, and September 30, 2000, the Company recorded special charges which included $275,000, $554,000 and $394,000, respectively, of severance and other special compensation payments. During the quarter ended June 30, 2000, the company recorded additional bad debt expenses of $750,000.

(4) Reflects a one-time (recovery) write-off in 1998 of capitalized software and consulting fees associated with the Company's termination of an integrated accounting software program and implementation thereof. In 1999, the Company was able to recover $139,000 of such costs.

(5) In the quarter ended September 30, 2000, the Company recognized a gain of $370,000 associated with the settlement of litigation.

(6) In each of the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, the Company recorded its share of losses in its investment in nex-i.Com, Inc., totaling $2,249,000.

(7) In each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000, the Company recorded an income tax valuation allowance of $5,453,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Reference is made to Item 14(a)(1) and (2) on page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.

      Reference is made to Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition - Selected Unaudited Quarterly Results of Operations" on pages 19-33 for selected unaudited quarterly financial data.

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

                     Reference is made to the Index to Exhibits on pages 36-40.

(b)                  Reports on Form 8-K.

                     The Company filed no Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

                                  EXHIBIT INDEX

Exhibit              Description of
   No.               Exhibit
------               --------------

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

10.16(lambda)        Asset Purchase Agreement dated July 18, 1996 by and between
                     Stan Gang and Lior, Inc.

10.17(lambda)        Assignment of Asset Purchase Agreement dated July 24, 1996 by and between Stan Gang and the Company.

10.18** Loan and Security Agreement dated June 30, 1997 by and between First Union National Bank and the Company.

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

10.22*** First Amendment to and Reaffirmation of Loan Document dated September 30, 1998 by and between First Union National Bank and the Company.

10.23*** Revolving Note dated September 30, 1998 by and between first Union National Bank and the Company.

10.24****            Sublease, American International Recovery, Inc. to the
                     Company.

10.25*****           Employee Stock Purchase Plan.

10.26 @ Sub-Sublease Agreement dated as of May 25, 1999 by and between the Company and Datajump, Inc.

10.27 @ Form of Change of Control Agreements entered into as of June 8, 1999 with certain executive officers of the Company.

10.28= Second Amendment to and Reaffirmation of Loan Documents dated as of September 28, 1999 by and between First Union National Bank and the Company.

10.29= Revolving Note dated as of September 28, 1999 by and between First Union National Bank and the Company.

10.30++ Third Amendment to and Reaffirmation of Loan Documents dated as of January 1, 2000 by and between First Union National Bank and the Company.

10.31++ Revolving Note A dated as of January 1, 2000 by and between First Union National Bank and the Company.

10.32++ Revolving Note B dated as of January 1, 2000 by and between First Union National Bank and the Company.

10.33++ Securities Purchase Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John
                     L. Steffens and nex-i.com inc.

10.34++ Registration Rights Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John
                     L. Steffens and nex-i.com inc.

10.35++ Co-Sale Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John L. Steffens, nex-i.com inc. and Ira A. Baseman.

10.36 Fourth Amendment to and Reaffirmation of Loan Document dated December 21, 2000 by and between First Union National Bank and the Company.

10.37 Revolving Note dated as of December 21, 2000 by and between First Union National Bank and the Company.

10.38 Plan of Merger of Eureka Telecommunications II, Inc. with and into nex-i.com inc.

10.39 Second Amended and Restated Certificate of Incorporation of Eureka Broadband Corporation.

21+                  Subsidiaries of the Company.

23                   Consent of PricewaterhouseCoopers LLP.

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

++ Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.



                            ALPHANET SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          Page
                                                                                                                          ----
Report of Independent Accountants.......................................................................................     F-2

Consolidated balance sheets as of December 31, 2000 and 1999............................................................     F-3

Consolidated statements of operations for the years ended December 31, 2000, 1999, and 1998.............................     F-4

Consolidated statements of changes in shareholders' equity for the years ended December 31, 2000,
1999 and 1998...........................................................................................................     F-5

Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998 .............................     F-6

Notes to consolidated financial statements..............................................................................     F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AlphaNet Solutions, Inc.:



In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of AlphaNet Solutions, Inc. and its wholly-owned subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under
Item 14(a)(2) on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Florham Park, NJ

February 22, 2001


                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                                                      December 31,
                                                                                                --------------------------
                                                                                                    2000            1999
                                                                                                    ----            ----
                                        ASSETS
Current assets:
      Cash and cash equivalents.......................................................           $17,164         $16,485
      Accounts receivable, less allowance for doubtful accounts of
             $3,923 and $3,289 at December 31, 2000 and 1999, respectively............            16,340          26,700
      Inventory.......................................................................               858           2,533
      Income taxes....................................................................             1,576           1,889
      Prepaid expenses and other current assets.......................................               426           1,234
        Costs in excess of billings...................................................                 -             481
                                                                                                 -------         -------
            Total current assets......................................................            36,364          49,322

Property and equipment, net...........................................................             3,235           4,459
Goodwill, net........................................................................              2,134           2,109
Other assets   .......................................................................                92             131
                                                                                                 -------         -------
            Total assets..............................................................           $41,825         $56,021
                                                                                                 =======         =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations....................................           $    23         $    20
      Accounts payable................................................................             4,405           7,473
      Accrued expenses................................................................             3,540           3,988
      Accrued contract loss...........................................................             2,093               -
                                                                                                 -------         -------
            Total current liabilities.................................................            10,061          11,481

Advance from principal shareholder....................................................                 -             675
Capital lease obligations.............................................................                 8              31
                                                                                                 -------         -------
            Total liabilities.........................................................            10,069          12,187
                                                                                                 -------         -------
Commitments and contingencies (Note 8)................................................
Shareholders' equity:
       Preferred stock-- $0.01 par value; authorized 3,000,000 shares,
         none issued..................................................................                 -               -
       Common stock-- $0.01 par value; authorized 15,000,000 shares,
         6,536,209 and 6,423,399 shares issued and outstanding  at
         December  31, 2000 and 1999, respectively....................................                65              64
      Additional paid-in capital......................................................            35,013          34,150
      (Accumulated Deficit) Retained earnings.........................................            (2,602)         10,340
          Treasury stock-- at cost; 150,600 shares at December 31, 2000
          and  1999, respectively.....................................................              (720)           (720)
                                                                                                 -------         -------
            Total  shareholders' equity................................................           31,756          43,834
                                                                                                 -------         -------
Total liabilities and shareholders' equity.............................................          $41,825         $56,021
                                                                                                 =======         =======

          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                          Year Ended December 31,
                                                                                 --------------------------------------------
                                                                                     2000             1999             1998
                                                                                     ----             ----             ----
Net sales:
      Product                                                                    $43,967         $ 83,298         $ 116,908
      Services and support.............................................           46,373           53,265            54,628
                                                                                 --------         --------         --------
                                                                                  90,340          136,563           171,536
                                                                                 --------         --------         --------
Cost of sales:
      Product                                                                     40,212           75,409           103,522
      Services and support.............................................           32,992           35,493            37,058
        Other charges..................................................            4,851                -                 -
                                                                                 --------         --------         --------
                                                                                  78,055          110,902           140,580
                                                                                 --------         --------         --------
               Gross profit............................................           12,285           25,661            30,956
                                                                                 --------         --------         --------
Operating expenses:
      Selling, general and administrative..............................           23,969           24,743            27,505
        (Recovery) write-off of capitalized asset......................                -             (139)            2,476
                                                                                 --------         --------         --------
                                                                                  23,969           24,604            29,981
                                                                                 --------         --------         --------

Operating  (loss) income...............................................          (11,684)           1,057               975

Other income and expenses:
      Interest income, net.............................................            1,075              577               240
      Nex-i.com........................................................           (2,249)               -                 -
      Other income.....................................................              390              302               119
                                                                                 --------         --------         --------
                                                                                    (784)             879               359
(Loss) Income before income taxes......................................          (12,468)           1,936             1,334

Provision for income taxes.............................................              474              794               623
                                                                                 --------         --------         --------
Net (loss) income......................................................         ($12,942)          $1,142             $ 711
                                                                                 ========         ========         ========
Net (loss) income per share:

     Basic.............................................................           ($2.04)          $ 0.18            $ 0.11
                                                                                 --------         --------         --------
     Diluted....                                                                  ($2.04)          $ 0.18            $ 0.11
                                                                                 --------         --------         --------
Shares used to compute net income (loss) per share:

     Basic.............................................................            6,353             6,253            6,272
                                                                                 --------         --------         --------
     Diluted...........................................................            6,353             6,265            6,331
                                                                                 --------         --------         --------


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                          Common    Common  Treasury  Treasury    Paid-In   Retained Earnings
                                          Shares    Stock    Shares     Stock     Capital    (Accumulated        Total
                                                                                               Deficit)
                                          --------  ------- -------- ---------  ---------- --------------------------------
  Balance at December 31, 1997...........  6,257     $ 63       -         -      $ 33,172       $ 8,487          $ 41,722

        Exercise of stock options........     28        -       -         -           261             -               261
        Employee stock purchases.........     81        -       -         -           509             -               509
        Purchase treasury stock..........      -        -    (137)     (667)           -              -              (667)
        Net income.......................      -        -       -         -            -            711               711
                                           -----     ----    ----      ----      --------       -------          --------

  Balance at December 31, 1998...........  6,366     $ 63    (137)     (667)     $ 33,942       $ 9,198          $ 42,536

        Exercise of stock options........      7        -       -         -            32             -                32
        Employee stock purchases.........     50        1       -         -           176             -               177
        Purchase of treasury stock.......      -        -     (14)      (53)            -             -               (53)
        Net income.......................      -        -       -         -             -         1,142             1,142
                                           -----     ----    ----      ----      --------       -------          --------
  Balance at December 31, 1999...........  6,423     $ 64    (151)    ($720)     $ 34,150       $10,340          $ 43,834

        Exercise of stock options........     79        1       -         -           330             -               331
        Employee stock purchases.........     34        -       -         -           117             -               117
        Warrant Issuance.................      -        -       -         -           416             -               416
        Net loss.........................      -        -       -         -             -       (12,942)          (12,942)
                                           -----     ----    ----      ----      --------       -------          --------
  Balance at December 31, 2000...........  6,536     $ 65    (151)    ($720)     $ 35,013       ($2,602)         $ 31,756
                                           =====     ====    ====      ====      ========       =======          ========


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                                                                    Year Ended December 31,
                                                                                             ---------------------------------------
                                                                                                2000           1999           1998
                                                                                                ----           ----           ----
Cash flows from operating activities:
   Net (loss)  income.................................................................      ($12,942)        $ 1,142       $   711
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Nex-i.com loss recognition....................................................         2,249               -             -
        MTA contract loss.............................................................         4,400               -             -
        Depreciation and amortization.................................................         2,518           2,666         2,662
        Deferred income taxes.........................................................           313            (128)         (110)
        Loss on disposal of capital asset.............................................             -             149             -
        Provision for accounts receivable.............................................           923           1,989           414
        Provision for inventory.......................................................            32             300           399
       (Recovery) write-off of capitalized asset......................................             -            (139)        2,476
      Increase (decrease) from changes in:
         Accounts receivable.........................................................          9,437           4,368        16,917
         Inventories.................................................................          1,643             672         1,037
         Prepaid expenses and other current assets...................................            808           1,075         1,289
         Other assets................................................................             40             (22)          324
         Accounts payable............................................................         (3,068)         (3,460)       (6,849)
         Accrued expenses............................................................           (448)         (2,742)       (5,449)
         Billing in excess of costs..................................................         (1,826)         (1,296)          815
                                                                                            --------         -------       -------
      Net cash provided by operating activities......................................          4,079           4,574        14,636
                                                                                            --------         -------       -------
Cash flows from investing activities:
   Property and equipment expenditures...............................................         (1,091)         (1,618)       (3,999)
   Acquisition of businesses.........................................................           (250)              -             -
    Proceeds from sale of equipment..................................................             22              11             -
    Investment in Nex-i.com..........................................................         (1,834)              -             -
                                                                                            --------         -------       -------
      Net cash used in investing activities..........................................         (3,153)         (1,607)       (3,999)
                                                                                            --------         -------       -------
Cash flows from financing activities:
   Repayment of capital lease obligations............................................            (20)            (15)          (52)
    Repayment of Shareholder Advance.................................................           (675)              -             -
   Net proceeds from sales of common stock...........................................            117             177           509
   Exercise of stock options.........................................................            331              32           261
   Purchase of treasury stock........................................................              -             (53)         (667)
                                                                                            --------         -------       -------
      Net cash  (used in) provided by financing activities...........................           (247)            141            51
                                                                                            --------         -------       -------
Net increase in cash and cash equivalents............................................            679           3,108        10,688
Cash and cash equivalents, beginning of period.......................................         16,485          13,377         2,689
                                                                                            --------         -------       -------
Cash and cash equivalents, end of period.............................................       $ 17,164         $16,485       $13,377
                                                                                            ========         =======       =======

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

      Basis of Consolidation:

      The consolidated  financial statements include the accounts of the Company
and  its  wholly-owned  subsidiary.   All  material  intercompany  accounts  and
transactions have been eliminated in consolidation.

   Cash and Cash Equivalents:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed Federally insured limits.

    Financial Instruments:

      The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 2000 and 1999. As of December 31, 2000 and 1999, there were no amounts outstanding under the Company's credit facility.

   Inventory:

      Inventory, consisting entirely of goods for resale, are stated at the lower of cost or market, with cost determined on the weighted average method.

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

   Revenue Recognition:

      The Company recognizes sales of products when title and risk of loss passes to the customer, which takes place either when the products are shipped or upon delivery to the customer based upon the sales terms of the respective transactions. Consulting and other services and support revenue is recognized when the applicable services are rendered. The Company recognizes revenue on service contracts on a prorated basis over the life of the contracts. Revenues under the Metropolitan Transit Authority Contract (the "MTA Contract") are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Prepaid fees related to the Company's training programs are deferred and amortized to income over the duration of the applicable training program. Deferred revenue is included in accrued expenses (See Note 5) and represents the unearned portion of each service contract and the unamortized balance of prepaid training fees received as of the balance sheet date.

      In December 1999, the Securities and Exchange Commission ("SEC") issued a Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in Financial Statements. Adoption of SAB 101 did not have a material effect on the Company's results of operations.

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

      In December 1997, the Company entered into a four-year, $20.4 million contract with the MTA to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout certain of the MTA's over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site.

      The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company's Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO's denial of the Company's Request to the New York Supreme Court under an Article 78 proceeding.

      On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a "dispute" within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, the Company requests that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunication workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. The Company intends to seek clarification of the Department's letter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts.

      Historically, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represents the Company's current estimated loss on the MTA project. For the years ended December 31, 2000 and 1999, revenues recorded in connection with the MTA Contract amounted to approximately $5.3 million and $3.5 million, respectively.

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

   Retirement Plan:

         The Company adopted a 401(k) retirement plan in 1991. Employees of the Company who have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 15% of their gross salary to the plan. The Company may make discretionary matching cash contributions up to 2% of the salary of the participating individual employee. Participants vest in the Company's contributions to the plan over a six-year period based upon years of service. Participants are fully vested at all times in their employee contributions to the plan. The Company's matching contributions were $304,000, $377,000 and $446,000 to this plan in 2000, 1999 and 1998, respectively.

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

           At December 31, 2000, approximately 58.4% of the Company's accounts receivable were due from ten customers. The Company's customer base is principally comprised of Fortune 1000 companies and, accordingly, the Company generally does not require collateral. The Company performs credit evaluations of customers and establishes credit limits as appropriate.

   Business Segments:

           The Company operates in one business segment, as a provider of IT technology solutions for its clients. To provide these solutions, the Company provides consulting services and, if necessary, products.

2. Business Combination

      In June 2000, the Company acquired certain assets of Omnitech Corporate Solutions, Inc. ("Omnitech") for $250,000 in cash. The asset acquisition included all of Omnitech's then-existing information technology and network infrastructure services business, including certain of Omnitech's client contracts and customer list. Omnitech was a provider of "thin client"/server-based technology solutions. The Omnitech acquisition was accounted for as a business purchase combination and resulted in goodwill valued at $250,000, which is being amortized over three years. The operations of Omnitech have been included in the Company's operations from the date of acquisition. Pro forma financial data has not been presented, as this acquisition is not material.

      As of December 31, 2000 and 1999, the Company had goodwill of $2,134,000 and $2,109,000 related to three acquisitions accounted for as purchase business combinations. The assigned goodwill lives range from 3-15 years. Amortization of intangible assets for the years ended December 31, 2000, 1999, and 1998 was approximately $225,000, 176,000, and $170,000, respectively.

3.  Inventory

      Inventory consists of the following:


                                                                                ---------------------------
                                                                                      December 31,
                                                                                     (in thousands)
                                                                                ---------------------------
                                                                                    2000             1999
                                                                                    ----             ----
      Inventory-finished products...............................................  $1,145           $2,833

      Less:  Reserve for obsolescence...........................................     287              300
                                                                                  ------           ------
                                                                                  $  858           $2,533
                                                                                  ======           ======


4. Property and Equipment, net

      Property and equipment, net, consists of the following:


                                                                                ---------------------------
                                                                                      December 31,
                                                                                     (in thousands)
                                                                                ---------------------------
                                                                                    2000             1999
                                                                                    ----             ----
      Furniture, fixtures and equipment......................................... $11,493          $10,582
      Transportation equipment..................................................     286              286
      Leasehold improvements....................................................   1,146              992
                                                                                 -------          -------
                                                                                  12,925           11,860
      Less-- Accumulated depreciation and amortization..........................   9,690            7,401
                                                                                 -------          -------
                                                                                 $ 3,235          $ 4,459
                                                                                 =======          =======


      Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2000, 1999 and 1998 were, $2,293,000, $2,490,000, and
$2,492,000, respectively.

5. Accrued Expenses

      Accrued expenses consist of the following:

                                                                                --------------------------
                                                                                      December 31,
                                                                                     (in thousands)
                                                                                --------------------------
                                                                                   2000             1999
                                                                                   ----             ----
      Accrued payroll and vacation costs........................................ $1,103           $1,970
      Deferred revenue..........................................................  2,093            1,438
      Sales taxes...............................................................    154              300
      Other.....................................................................    190              280
                                                                                 ------           ------
                                                                                 $3,540           $3,988


6.  Debt and Capital Lease Obligations

   Notes Payable -- Bank:

      On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company's facility (the "Facility") to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. The Facility included a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the Facility, the Company was entitled to borrow, subject to certain post-closing conditions and covenants, (i) for working capital purposes at the Bank's prime rate less 0.50% or LIBOR plus 1.25% and
(ii) for acquisitions at the Bank's prime rate less 0.25% or LIBOR plus 1.50%. The Company's obligations under such facility were collateralized by a first priority lien on the Company's accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. Effective January 1, 2000, the Company and the Bank extended the Facility to December 31, 2000 on substantially similar terms; however, the Bank provided $2.0 million of the $15.0 million credit line to the Company on a uncollaterlized basis. Under the Facility, the most restrictive financial covenants required the Company to maintain a minimum fixed charge coverage ratio and a total liabilities to net worth ratio. As of December 31, 1999 and 1998, there were no amounts outstanding under the Facility. The Facility expired on December 31, 2000 and was not renewed.


7. Stock Ownership and Compensation Plans

      At December 31, 2000, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 2000, 1999 and 1998, no compensation cost has been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:


                                                                                       2000        1999        1998
                                                                                       ----        ----        ----
                                                                              (in thousands, except per share amounts)
Net income
      As reported.....................................................            ($12,942)        $1,142     $ 711
      Pro forma ......................................................            ($13,363)           789       223
Net income per share:
      As reported:....................................................
           Basic......................................................              ($2.04)        $ 0.18     $0.11
             Diluted..................................................              ($2.04)        $ 0.18     $0.11
        Pro forma:
             Basic....................................................              ($2.10)        $ 0.13     $0.04
             Diluted..................................................              ($2.10)        $ 0.13     $0.04


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999, and 1998: dividend yield of 0%; expected volatility of approximately 95% for 2000 and 67% for 1999 and 1998; risk free interest rates of approximately 6%; and an expected holding period of six years.

   1995 Stock Plan:

      On August 25, 1995, the Company's 1995 Stock Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 1,000,000 shares is reserved for issuance upon exercise of options granted or to be granted under the Plan The options expire ten years after the date of grant. Some of the options issued under the Plan become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee remains an employee at the time of vesting of the installments. Other options issued under the Plan vest 25% immediately upon grant and the balance in three equal annual installments.

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

      A summary of the stock options granted under the Plan and the 1995 Non-Employee Director Stock Option Plan as of and for the years ended December 31, 2000, 1999, and 1998 is presented below:



                                                                                 Year Ended December 31,

                                                              2000                      1999                        1998
                                                    -----------------------    ------------------------    ------------------------
                                                                   Weighted                   Weighted                    Weighted
                                                                   Average                    Average                     Average
                                                        Shares     Exercise         Shares    Exercise      Shares        Exercise
                                                         (000)     Price            (000)     Price          (000)        Price
                                                         -----     -----            -----     -----          -----        -----
Outstanding at beginning of year.................          856       $4.37           542         $5.15            670       $10.58
Granted..........................................          244        4.40           542          4.18             63         6.72
Exercised........................................          (79)       4.20            (7)         4.25            (28)        9.32
Forfeited........................................         (380)       4.34          (221)         4.25           (163)        4.27
                                                           ---        ----           ---          ----            ---        -----
Outstanding at end of year.......................          641        4.18           856          4.37            542         5.15
                                                           ===        ====           ===          ====            ===         ====
Options exercisable at end of year...............          352        4.22           289          4.75            213         5.04
                                                           ===        ====           ===          ====            ===         ====



                                                Options Outstanding                               Options Exercisable
                                  -----------------------------------------------------      ---------------------------------------
           Range of                  Number             Average             Weighted           Number         Weighted
           Exercise               Outstanding          Remaining            Average          Exercisable       Average
            Prices                at 12/31/00       Contractual Life     Exercise Price      at 12/31/00    Exercise Price
            ------                -----------       ----------------     --------------      -----------    --------------
               $2.00                   4,500                 9.8              $ 2.00            1,125           $ 2.00
       $3.13 - $4.62                 582,080                 8.0              $ 4.06           327,505          $ 4.14
       $5.31 - $6.50                  54,500                 9.3              $ 5.66            23,000          $ 5.54


      The weighted-average fair value of options granted during 2000, 1999, and 1998 was $3.05, $2.37 and $4.26, respectively. Effective December 15, 1998, all then-outstanding stock options were repriced to $4.25 per share, except stock options issued pursuant to the 1995 Non-Employee Director Stock Option Plan and 2,500 shares previously issued at $4.00.

8.    Commitments and Contingencies

      The Company occupies eight facilities under operating leases which expire at various dates through April 2003 and call for annual base rentals plus real estate taxes. The future minimum payments under non-cancelable leases as of December 31, 2000 are as follows:


                                                                                     Net
                                          Lease              Sublease               Lease
                                       Obligations            Rentals            Obligations
                                                           (in thousands)
2001.........................            $  927                  $ 90               $  837
2002.........................               739                    60                  679
2003.........................               359                     -                  359
                                         ------                  ----               ------
                                         $2,025                  $150               $1,875
                                         ======                  ====               ======


      Rent expense, including real estate taxes, for the years ended December 31, 2000, 1999, and 1998 was $898,000, $1,027,000, and $1,178,000, respectively.

      The Company has obtained financing terms from IBM Credit Corporation and Finova Capital Corporation for the purchase of inventory. The payables are collateralized by substantially all the assets of the Company. The balances included in accounts payable at December 31, 2000, 1999, and 1998 were $1,540,000, $2,543,000, and $7,407,000, respectively. On December 26, 2000, the
Company was advised that Finova Capital Corporation was exiting this line of business. Under the Company's current agreement with IBM Credit Corporation, there is sufficient availability, to meet the current requirements for the purchase of inventory.

      On July 7, 2000, Polo Ralph Lauren Corporation ("Polo") filed a counterclaim against the Company in a lawsuit filed by the Company against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County) for collection of an overdue receivable in the amount of $893,330. In its counterclaim, Polo alleges, among other things, that it sustained damages of $4.7 million as a result of alleged breach of contract, breach of warranty and negligence by the Company in "failing to maintain accurate shipping records and documentation." Discovery to date has been limited, and no evidence has yet been proffered in support of these allegations. In October 2000, the Company secured a commitment from its insurance carrier, subject to a reservation of rights, to defend against the counterclaim. The Company believes it has meritorious defenses to the counterclaim and intends to vigorously pursue recovery of all amounts owing to the Company by Polo.

      In connection with the Company's ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, the Company filed certain legal proceedings. See Note 1 - Use of Estimates.

      The Company has no knowledge of any other material litigation to which it is a party or to which any of its property is subject.

9.  Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information for the years ended December 31, 2000, 1999 and 1998:


                                                                                         Year Ended December 31,
                                                                                              (in thousands)
                                                                                  ----------------------------------------

Cash Payments:                                                                           2000          1999         1998
                                                                                  ------------   -----------   -----------
 Interest paid...........................................................                $ 10          $ 24        $   77
 Income taxes paid.......................................................                 425           273         2,678
 Non-cash investing and financing activities:
 Equipment acquired under capital lease..................................                   -            17            74
   Warrants issued in connection with the Company's investment in nex-
    i.com................................................................                 416             -             -


10.  Income Taxes

      The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of the assets and liabilities.

      The components of the provision (benefit) for income taxes for 2000, 1999 and 1998 are as follows:


                                                                            Year Ended December 31,
                                                                                (in thousands)
                                                              -----------------------------------------------------
                                                                      2000                 1999              1998
                                                              --------------    -----------------   ---------------
      Current:
            Federal........................................       ($2,220)                $684              $547
            State and local................................          (457)                 238               186
                                                                     ----                  ---               ---
                                                                   (2,677)                 922               733
      Deferred:
            Federal........................................        (1,886)                 (95)              (82)
            State and local................................          (416)                 (33)              (28)
                                                                     ----                  ---               ---
                                                                   (2,302)                (128)             (110)
                Valuation allowance........................         5,453                    -                 -
                                                                    -----                 ----              ----
                                                                     $474                 $794              $623


      A reconciliation of the Federal statutory rate to the Company's effective tax rate for 2000, 1999 and 1998 is as follows:

                                                                                            Year Ended December 31,
                                                                                   ----------------------------------------------

                                                                                           2000            1999            1998
                                                                                   --------------   -------------   -------------
Tax benefit at statutory rate...............................................            (34.0%)           34.0%           34.0%
State and local income taxes (benefit), net of federal tax benefit..........             (7.0%)            7.0%            7.8%
  Valuation allowance.......................................................             43.7                -               -
Other, net..................................................................              1.1                -             4.9
                                                                                          ----            ----            ----
Effective tax rate..........................................................              3.8%            41.0%           46.7%
                                                                                          ====            ====            ====

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2000 and 1999 are as follows:


                                                                                      Year Ended December 31,
                                                                                       2000               1999
                                                                                     --------           --------
 Accounts receivable allowances................................................      $1,608             $1,349
 Inventory reserves............................................................         118                123
 Accrual for compensated absences..............................................         200                287
 Accumulated depreciation and amortization.....................................          58                 99
 Other.........................................................................         192                 31
 nex-i.com losses..............................................................         922                  -
 MTA reserve...................................................................       1,254                  -
 Net tax operating losses......................................................       2,677                  -
                                                                                     ------             -------
 Total deferred tax assets.....................................................       7,029              1,889
 Valuation Allowance...........................................................      (5,453)                 -
                                                                                     ------             ------
                                                                                     $1,576             $1,889
                                                                                     ======             ======

                                      F-19

           For the year ended December 31, 2000, the Company recognized a valuation allowance of $5,453,000 resulting in a net deferred tax asset balance of $1,576,000. The Company's net deferred tax asset balance is expected to be recovered through the carryback of current year tax loss to prior years in which it paid federal income taxes. The tax net operating losses can be carried back two years and forward twenty years with State net operating losses that begin to expire in seven years. The nex-i.com losses are subject to capital loss limitation and will expire in five years upon recognition of the loss for tax purposes. Additionally, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.


11. Earnings Per Share

      The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS No. 128") specifies the computation, presentation ad disclosure requirements for earnings per share ("EPS") of entities with publicly held common stock or potential common stock. The statement defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average number of shares outstanding. The objective of diluted EPS, consistent with that of basic EPS, is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential dilutive common shares.



                        COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)

                                                                                             For the Years Ended December 31,
                                                                                            2000           1999          1998
                                                                                            ----           ----          ----
         Net income                                                                    $(12,942)           $1,142        $ 711
                                                                                       =========           ======        =====
         Basic:
            Weighted average number of shares outstanding...................              6,353             6,253        6,272
                                                                                       =========           ======        ======
            Net income per share............................................           $  (2.04)           $ 0.18        $0.11
                                                                                       =========           ======        ======
         Diluted:
            Weighted average number of shares outstanding...................              6,353             6,253        6,272
            Dilutive effects of stock options                                                 -                12           59
                                                                                       ---------           ------        ------
            Weighted average number of common and common
                equivalent shares outstanding...............................              6,353             6,265        6,331
                                                                                       =========           =======       ======
            Net income per share............................................           $  (2.04)           $ 0.18       $ 0.11
                                                                                       =========           =======       =======


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

       During the years ended December 31, 2000, 1999 and 1998, employees purchased 33,548, 49,691 shares and 80,888 shares, respectively, under the Plan for aggregate proceeds of approximately $117,000, $177,000 and $509,000, respectively.

13. STOCK REPURCHASE PROGRAM

     In August 1998, the Board of Directors authorized the Company to repurchase up to 225,000 shares of its outstanding common stock at market price. On May 20, 1999, the Board of Directors authorized the Company to repurchase up to 225,000 additional shares of its common stock at market price. During the year ended December 31, 1998, 136,800 shares of the Company's common stock were repurchased for approximately $667,000, an average price of $4.87 per share. During the year ended December 31, 1999, 13,800 shares of the Company's common stock was repurchased for approximately $53,000, an average price of $3.89 per share. As of December 31, 2000 and 1999, a total of 150,600 shares of the Company's common stock has been repurchased for approximately $720,000 at an average price of $4.78 per share since the inception of the repurchase program in August 1998.

14. SIGNIFICANT CUSTOMERS AND VENDORS

           During 2000, Summit Bancorp and Goldman Sachs accounted for approximately 17% and 13% of the Company's net sales, respectively. During the fiscal year ended December 31, 1999, PSE&G and Mercedes Benz of North America accounted for approximately 13% and 12% respectively of the Company's net sales. During the fiscal year ended December 31, 1998, KPMG LLP accounted for 15% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales during the three years ended December 31, 2000, 1999, and 1998.

           The Company purchases the majority of its products primarily from two aggregators of computer hardware, software and peripherals. During 2000, the Company acquired approximately 49%, and 22% of its products for resale from Ingram and Tech Data, respectively. Agreements with these aggregators provide for, among other things, certain discount pricing for meeting agreed-upon purchase levels and minimum purchase commitments.

15.  RELATED PARTY TRANSACTIONS

           In connection with the Company's 1996 initial public offering, the Company's Chairman, CEO and principal shareholder agreed to indemnify the Company for any and all losses which the Company sustained, up to $1,000,000, arising from or relating to the alleged wrongful conduct of certain former employees of the Company and their current employer (the "Defendants"). Mr. Gang advanced $675,000 to the Company in furtherance of this agreement. Pursuant to an amendment to his indemnification agreement adopted by the Company's Board of Directors in February 2000, upon consummation of the settlement of the Company's litigation against the Defendants on August 10, 2000, the Company reimbursed Mr.Gang for the $675,000 he previously advanced to the Company.

           In May 1999, the Company's Board of Directors authorized, subject to mutually satisfactory terms and conditions, the issuance to Fallen Angel Capital LLC ("Fallen Angel") of a warrant (the "Warrant") to purchase an aggregate of 200,000 shares of the Company's common stock at a purchase price of $5.00 per share for a one-year period commencing May 19, 2000, the date shareholder approval was obtained. The fair value of the warrant was estimated on the date of shareholder approval using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%, expected volatility 90.75%, risk-free interest rate 6.5%, with an expected holding period of 1 year. A member of the Company's Board of Directors is a principal of Fallen Angel. The Warrant was issued in consideration for investment banking advisory services rendered by Fallen Angel in connection with the Company's preferred stock investment in nex-i.com Inc., in which an affiliate of Fallen Angel, Fallen Angel Equity Fund L.P., also participated. Fallen Angel Equity Fund L. P. currently owns more than 10% of the Company's outstanding common stock. At the Company's Annual Meeting of Shareholders held on May 19, 2000, the Company's shareholders approved the issuance of these warrants to Fallen Angel. The warrants, with an estimated fair value of $416,000, were accounted for as a cost of the Company's preferred stock investment. As of December 31, 2000, no warrants issued to Fallen Angel have been exercised.

           In October 2000, the Company's Board of Directors authorized the execution of an engagement letter with Fallen Angel, pursuant to which Fallen Angel was engaged on an exclusive basis as a financial advisor to assist the Company's management and Board of Directors in examining strategic alternatives to maximize shareholder value. The engagement, which may be terminated by either party on thirty days' prior notice, provides for the payment of a "success" fee to Fallen Angel of the aggregate consideration paid in any transaction. The engagement letter also contains customary expense reimbursement and indemnification provisions. A member of the Company's Board of Directors is a principal of Fallen Angel. To date, no transactions have been consummated pursuant to this engagement.

16. INVESTMENT IN NEX-I.COM

           In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a private internet start-up--nex-i.com Inc. ("nex-i.com"). The investment represented approximately 30% of nex-i.com equity on an "as converted" basis.
The Company has recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the "Series B Financing"), in which the Company did not participate. Following the July financing, the Company's investment in nex-i.com represented approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B Financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A financing, the Company received up to 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delware corporation ("Eureka"), merged with and into nex-i.com, in connection with which merger the Company received several classes of preferred stock in Eureka in exchange for the Company's Series A Convertible Participating Preferred Stock in nex-i.com. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to Eureka in exchange for a convertible promissory note. The note bears interest at the rate of 8% per annum, which may be paid by Eureka in cash on March 31, 2001 (the "Maturity Date") or may be converted into shares of Eureka preferred stock on the Maturity Date, at the discretion of the holders of 51% of the aggregate outstanding principal of all similar notes. The Company also committed to invest an additional $382,098 in Eureka, if certain conditions are met. In consideration of the Company's investment in Eureka, Eureka committed to purchase a minimum of $145,621 of the Company's network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of the Company's services during the twenty-four month period following the closing.

           The Company's interests in Eureka are subject to two agreements among Eureka and its shareholders. The rights and restrictions set forth in the two agreements are not deemed by the Company to be material. The restrictions include a limitation on transfer of the Company's equity interest in Eureka in certain circumstances and the requirement to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, the Company, upon the agreement of a substantial amount of other interest holders, has the right to demand that the Company's equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have the Company's equity interest included in certain other registrations under such Act.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2000, 1999 and 1998

                                                               Balance at         Provision -        Deductions -        Balance of
                                                               Beginning of       Charged to           Accounts            End of
                                                                  Year              Income           Written off            Year
                                                               ------------    --------------       --------------        -------
    Allowance for doubtful accounts:
                                                    2000        $ 3,289              $  923             $  289            $ 3,923
                                                    1999          1,300               1,989                  -              3,289
                                                    1998          1,255                 414                369              1,300

    Inventory Reserve:
                                                    2000         $  300              $   32             $   45             $  287
                                                    1999          1,029                 300              1,029                300
                                                    1998            630                 399                  -              1,029


                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALPHANET SOLUTIONS, INC.




                                          By: STAN GANG
                                          ______________________________________
                                          Stan Gang, Chairman of the Board and
                                          Chief Executive Officer (Principal
                                          Executive Officer)

                                          March 22, 2001


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                                              Date
---------                                 -----                                              ----
/s/Stan Gang                              Chairman of the Board and                          March 22, 2001
________________________                  Chief Executive Officer
Stan Gang                                 (Principal Executive Officer)

/s/William S. Medve                       Executive Vice President, Treasurer
________________________                  and Chief Financial Officer                        March 22, 2001
William S. Medve                          (Principal Financial and
                                          Accounting Officer)

/s/Michael Gang                           Director                                           March 22, 2001
________________________
Michael Gang

/s/Ira Cohen                              Director                                           March 22, 2001
________________________
Ira Cohen

/s/Thomas F. Dorazio                      Director                                           March 22, 2001
_________________________
Thomas F. Dorazio
