Form 10-Q
period 2001-03-31
ALPHANET SOLUTIONS INC
filed 2001-05-09
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission file number 0-27042


                            AlphaNet Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                           22-2554535
         ------------                         -----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


7 Ridgedale Avenue, Cedar Knolls, New Jersey                 07927
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

                      Yes:  X                                  No: ___
                           ---

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2001 :

Class                                   Number of Shares Outstanding
-----                                   -----------------------------
Common Stock, $.01 par value                     6,411,725

                            ALPHANET SOLUTIONS, INC.

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION


      Item 1.     Financial Statements.......................................................................... 1

                  Consolidated Balance Sheets
                  as of March 31, 2001 (unaudited)
                  and December 31, 2000......................................................................... 1

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 2001,  (unaudited) and March 31, 2000 (unaudited)................................... 2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended
                  March 31, 2001(unaudited) and March 31, 2000 (unaudited)...................................... 3

                  Notes to Consolidated Financial Statements (unaudited)........................................ 4

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................. 9

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk................................... 15

PART II.          OTHER INFORMATION............................................................................ 16

      Item 1.      Legal Proceedings........................................................................... 16

      Item 6.      Exhibits and Reports on Form 8-K............................................................ 16

SIGNATURES..................................................................................................... 17


PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                            ALPHANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)
                                                                            March 31,                  December 31,
                                                                               2001                        2000
                                                                            ---------                  ------------
ASSETS
Current assets:
        Cash and cash  equivalents  . . . . . . . . . . . .               $ 14,519                          $ 17,164
        Accounts receivable, less allowance for doubtful
        accounts of $1,189 at March 31, 2001 and $3,923 at
        December 31, 2000 . . . . . . . . . . . . . . . . .                 18,932                            16,340
        Inventories . . . . . . . . . . . . . . . . . . . .                    675                               858
        Income taxes. . . . . . . . . . . . . . . . . . . .                  1,576                             1,576
        Prepaid expenses and other current assets . . . . .                    580                               426
                                                                          --------                          --------
                 Total current assets . . . . . . . . . . .                 36,282                            36,364

Property and equipment, net . . . . . . . . . . . . . . . .                  2,920                             3,235

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .                  2,068                             2,134

Other assets. . . . . . . . . . . . . . . . . . . . . . . .                     87                                92
                                                                          ---------                         --------
                 Total assets . . . . . . . . . . . . . . .              $  41,357                         $  41,825
                                                                          =========                         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of capital lease obligations . . . .              $     25                         $      23
        Accounts payable . . . . . . . . . . . . . . . . . .                 2,809                             4,405
        Accrued expenses . . . . . . . . . . . . . . . . . .                 4,318                             3,540
        Accrued MTA contract liability. . .  . . . . . . . .                 2,561                             2,093
                                                                          ---------                         --------
                 Total current liabilities . . . . . . . . .                 9,713                            10,061

Long term liabilities:
        Capital lease obligations . . . . . . . . . . . . . .                    2                                 8
                                                                          ---------                         --------
         Total liabilities. . . . . . . . . . . . . . . . . .                9,715                            10,069
                                                                          ---------                         --------
Shareholders' equity:
        Preferred stock -- $0.01 par value; authorized
        3,000,000 shares, none issued . . . . . . . . . . . .                    -                                 -
        Common stock -- $0.01 par value; authorized
        15,000,000 shares, 6,555,550 and 6,536,209 shares
        issued and outstanding at March 31, 2001 and December
        31, 2000, respectively. . . . . . . . . . . . . . . .                   65                                65
        Additional paid-in capital. . . . . . . . . . . . . .               35,043                            35,013
        Accumulated Deficit . . . . . . . . . . . . . . . . .               (2,746)                           (2,602)
        Treasury stock - at cost; 150,600  shares at March
        31, 2001 and December 31, 2000, respectively. . . . .                 (720)                             (720)
                                                                          ---------                         --------
                 Total shareholders' equity . . . . . . . . .               31,642                            31,756
                                                                          ---------                         --------
                 Total liabilities and shareholders' equity .             $ 41,357                          $ 41,825
                                                                          =========                         ========

           See accompanying notes to consolidated financial statements



                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                          Three Months ended
                                                                               March 31,
                                                                        2001               2000
                                                                        ----               ----
Net sales:
      Product sales. . . . . . . . . . . . . .                       $    7,699        $    12,209
      Services and support . . . . . . . . . .                           10,978             11,020
                                                                     ----------        -----------
                                                                         18,677             23,229
Cost of sales:
      Product sales . . . . . . . . . . . . . .                           6,809             11,338
      Services and support . . . . . . . . . .                            7,557              8,241
                                                                     ----------        -----------
                                                                         14,366             19,579
                                                                     ----------        -----------
Gross Profit:
         Product . . . . . . . . . . . . . . .                              890                871
         Service and support . . . . . . . . .                            3,421              2,779
                                                                     ----------        -----------
                                                                          4,311              3,650
Operating expenses:
      Selling, general & administrative . . .                             4,686              5,892
                                                                     ----------        -----------
Operating income (loss) . . . . . . . . . . .                              (375)            (2,242)

Other income (expense):
      Interest  income . . . . . . . . . .  . .                             225                259
      Nex-i.com loss. . . . . . . . . . . . . .                               -               (335)
      Other Income . . . . . . . . . . . . . .                                6                  6
                                                                     ----------        -----------
                                                                            231                (70)
                                                                     ----------        -----------
Income (loss) before income taxes. . . . . . .                             (144)            (2,312)
Provision (benefit) for income taxes . . . . .                                -               (959)
                                                                     ----------        -----------
Net income (loss). . . . . . . . . . . . . . .                       $     (144)       $    (1,353)
                                                                     ==========        ===========
Basic and diluted net income (loss) per share.                       $    (0.02)       $     (0.21)
                                                                     ==========        ===========
Weighted average number of common shares
outstanding . . . . . . . . . . . . . . . . . .                           6,398              6,299
                                                                     ==========        ===========
Weighted average number of common and common
equivalent shares outstanding. . . . . . .                                6,398              6,299
                                                                     ==========        ===========


          See accompanying notes to consolidated financial statements.


                            ALPHANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)
                                                                                            Three Months ended
                                                                                                 March 31,

                                                                                           2001              2000
                                                                                           ----              ----
Cash flows from operating activities:
    Net income (loss) . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (144)          $ (1,353)
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .          499                632
          Provision for accounts receivable. . . . . . . . . . . . . . . . . . . .            83                  -
          Nex-i.com loss recognition. . . . . . . . . . . . . . . . . . . . . . . .            -                335
          Deferred income taxes. . . . . . . .. . . . . . . . . . . . . . . . . . .            -               (959)
          Increase (decrease) from changes in:
               Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .       (2,292)             9,724
               Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .           183             (1,671)
               Prepaid expenses and other current assets . . . . . . . . . . . . .          (154)              (178)
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6                  5
               Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,596)             1,131
               Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          778                985
               Accrued MTA contract liability. . . . . . . . . . . . . . . . . . .           467             (1,102)
                                                                                         -------           --------
          Net cash (used in) provided by operating activities . . . . . . . . . . .       (2,170)             7,549

Cash flows from investing activities:
    Loan to Eureka Broadband. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (382)                 -
    Property and equipment expenditures . . . . . . . . . . . . . . . . . . . . . .         (119)              (558)
    Investment in nex-i.com . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             (1,800)
                                                                                         -------           --------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .         (501)            (2,358)

Cash flows from financing activities
    Employee stock purchases . . . . . . . . . . . . . . . . . . . . . . . . . . .            30                183
    Repayment (of capital lease) obligations. . . . . . . . . . . . . . . . . . . .           (4)                (5)
                                                                                         -------           --------
         Net cash provided by financing activities. . . . . . . . . . . . . . . . .           26                178
                                                                                         -------           --------
Net (decrease) increase in cash and cash equivalents. . . . . . . . . . . . . . . .       (2,645)             5,369
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . .      17,164             16,485
                                                                                         -------           --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . . .      $14,519           $ 21,854
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

                       ALPHANET SOLUTIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


Note 1 - Description of the Business and Basis of Presentation:

         AlphaNet Solutions, Inc. (the "Company") is an information technology professional services firm specializing in network design, operation, management, and security. The Company provides services in information security, network implementation, professional development, project management, and Internet-related matters. The Company is focused on offering integrated technology solutions to assist its clients in their migration from distributed desktop to web-based computing.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform with current year presentation.

         Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.

Note 2 - Net Income Per Share:


                  COMPUTATION OF EARNINGS PER SHARE
               (in thousands, except per share amounts)
                             (unaudited)                                       Three Months
                                                                                  ended
                                                                                 March 31,
                                                                             2001           2000
                                                                             ----           ----
Net income (loss). . . . . . . . . . . . . . . . . . . .                   $ (144)       $ (1,353)
                                                                           =======       =========
Basic:

  Weighted average number of shares outstanding. . . . .                    6,398           6,299
                                                                           =======       =========
   Net income (loss) per share.  . . . . . . . . . . . .                   $(0.02)       $  (0.21)
                                                                           =======       =========
Diluted:
   Weighted average number of shares outstanding . . . .                    6,398           6,299
   Dilutive effects of stock options . . . . . . . . . .                        -               -
                                                                           -------       ---------
   Weighted average number of common and common
   Equivalent shares outstanding                                            6,398           6,299
                                                                           =======       =========
   Net income (loss) per share . . . . . . . . . . . . .                   $(0.02)       $  (0.21)
                                                                           =======       =========


Note 3 - Investment in nex-i.com:

                  In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock (the "Series A Financing") in a private internet start-up--nex-i.com Inc. ("nex-i.com"). The investment represented approximately 30% of nex-i.com equity on an "as converted" basis. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the "Series B Financing"), in which the Company did not participate. Following the Series B Financing, the Company's investment in nex-i.com represented approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B Financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A Financing, the Company received 100,000 warrants to purchase shares of nex-i.com Series B
Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation ("Eureka"), merged with and into nex-i.com, in connection with which merger the Company received several classes of preferred stock in Eureka in exchange for the Company's Series A Convertible Participating Preferred Stock in nex-i.com. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to Eureka in exchange for a convertible promissory note. The note bears interest at the rate of 8% per annum, which may be paid by Eureka in cash on March 31, 2001 (the "Maturity Date"), or may be converted into shares of Eureka preferred stock on the Maturity Date, at the discretion of the holders of 51% of the aggregate outstanding principal of all similar notes. The Maturity Date was subsequently extended to May 31, 2001. The Company also committed to invest an additional $382,098 in Eureka, if certain conditions are met. In consideration of the Company's investment in Eureka, Eureka committed to purchase a minimum of $145,621 of the Company's network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of the Company's services during the twenty-four month period following the closing.

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



Note 4 - Recently Issued Accounting Standards:

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not have a material effect on the Company's results of operations.



Note 5 -MTA Contract:

         In December 1997, the Company entered into a four-year, $20.4 million contract (the "MTA Contract") with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the "MTA") to furnish and install local and wide-area computer network components. The aggregate amount of this contract was subsequently increased to $20.6 million. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. Historically, the project has been subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller's office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

         The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company's Request for Equitable Adjustment and Time Extension. In March 2001, the Company appealed the DRO's denial of the Company's Request to the New York Supreme Court. A return date of May 9, 2001, has been set for the proceeding. There can be no assurance the Company will be successful, either in whole or in part, in its efforts to obtain the adjustment or the requested extension.

         On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a "dispute" within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, the Company requests that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. The Company is currently seeking clarification of the Department's letter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts with respect to the prevailing wage rate.

         Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represents the Company's current estimated loss on the MTA project. As of March 31, 2001, approximately 65% of the value of the contract was completed.



Note 6 -Income Taxes:

Set forth below is a summary of the Company's tax provision (benefit) for the three months ended March 31, 2001.

                                                            Three Months Ended
                                                              March 31, 2001
                                                              --------------

Federal income tax benefit at statutory rate (34%)           ($ 49,000)

State income tax benefit net of Federal effect                 (10,000)
                                                             ----------
Income tax benefit                                             (59,000)
Valuation allowance                                             59,000
                                                             ---------
                                                              $      -
                                                             =========


For the three months ended March 31, 2001, the Company has recognized a tax benefit of $59,000, offset by a tax valuation allowance equal to the tax benefit.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------


General

         AlphaNet Solutions, Inc. (the "Company") is an information technology ("IT") professional services firm specializing in network design, operation, management, and security. Through its Enterprise Network Management Division, the Company also offers remote network management, call center support, and managed security services. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor. The Company was formed in 1984. The Company is focused on offering integrated technology solutions to assist its clients in their migration from distributed desktop to web-based computing.

         The Company's results for the first quarter of 2001 include certain items that affect comparability to prior periods. The Company quantifies the impact of these items in order to explain its results on a comparable basis. Such items are collectively referred to as "special charges." Special charges recorded in the 2001 first quarter consisted of a $174,000 charge for compensation and related employee costs and $59,000 of income tax valuation allowances.

Results of Operations

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

         The Company's results of operations for the three months ended March 31, 2001 showed significant improvement compared to its results of operations for the three months ended March 31, 2000. During the first quarter of 2001, excluding special charges, the Company reported net income of $18,000, or breakeven on a per share basis, as compared to a net loss of approximately $1,000,000, or $0.16 per share, in the first quarter of 2000. The Company's gross profit margin was 23.1% in the first quarter of 2001, as compared to 15.7% in the first quarter of 2000. Selling, general and administrative expenses, excluding special charges, were $4.6 million in the first quarter of 2001, as compared to $5.6 million in the first quarter of 2000, a reduction of 17.8%. These improvements in the Company's operating performance are attributable to cost reductions, improvements in service delivery and a shift to higher-end consulting services commanding higher billing rates and profit margins.

         Net Sales. Net sales decreased by $4.5 million, to $18.7 million for the first quarter of 2001 from $23.2 million for the first quarter of 2000. The decline of $4.5 million was solely due to a continued planned reduction in product sales. The Company is continuing to pursue its strategy of securing high- margin consulting engagements and related revenues.

         Gross Profit. The Company's gross margin improved from 15.7% in the first quarter of 2000 to 23.1% in the first quarter of 2001. The Company recorded $46,000 of special charges reflecting severance costs during the first quarter of 2001. The increase in gross margin resulted from improvement in both service and product margins. The Company currently offers technology products as a convenience to its clients and is therefore more selective in accepting technology product orders than was previously the case. Consequently, the amount of sales and related margin associated with technology product sales have declined; however, the margins on the remaining technology product sales improved from 7.1% in the first quarter of 2000 to 11.6% in the first quarter of 2001. Competitive pricing pressures continue to impact technology product margins, and as such technology product margins may vary from quarter to quarter. Service margins have continued to improve and increased from 25.2% a year ago to 31.2% in the first quarter of 2001. This marks the fourth consecutive quarter in which service margins have increased. The Company intends to continue to focus its efforts on increasing the efficiency of its service delivery force, as well as expanding its higher-end consulting offerings.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses before special charges in each period were $4.6 million in the first quarter of 2001, as compared to $5.6 million in the first quarter of 2000. Special charges of $128,000 reflecting severance costs were recorded in 2001, and severance and other special costs were $275,000 in the first quarter of 2000.

         Interest income, net. Interest income, net totaled $225,000 for the first quarter of 2001, down slightly from 2000.

         nex-i.com. On January 14, 2000, the Company invested $1.8 million in nex-i.com in exchange for 3,101,000 shares of nex-i.com Series A Convertible Participating Preferred Stock. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. The Company recorded a first quarter 2000 charge of $335,000 relating to this investment. The entire cost of the Company's investment was recognized as a loss in 2000.

         Income taxes. During the first three months of 2001, the Company recorded a $59,000 income tax benefit before an income tax valuation allowance provision. The Company recorded a tax valuation allowance totaling $59,000, in the first quarter of 2001. In determining the Company's tax expense for the quarter, an effective tax rate of 41.0% was utilized. In the first quarter of 2000 the Company recognized a tax benefit of $959,000.

Risks and Uncertainties

         The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with major aggregators of computer hardware and software, Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), the Company provides its customers with competitive pricing and such value-added services as electronic product ordering, product configuration, testing, warehousing and delivery. The Company initiated its relationships with Ingram and Tech Data in 1994. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and application software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the three months ended March 31, 2001, the Company acquired approximately 29.1%, and 12.1% of its products for resale from Ingram and Tech Data, respectively, compared to 48.9% and 21.3%, respectively, during the three months ended March 31, 2000.

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

         Except for the MTA Contract entered into in December 1997 (see below), there are no ongoing written commitments by customers to purchase products from the Company, and all product sales are made on a purchase-order basis. The Company's increased selectivity in selling product resulted in an increase in gross profit margin attributable to product sales in the first quarter of 2001 as compared to the first quarter of 2000.

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

         The Company believes that its ability to provide a broad range of technical services and its long-term relationships with large clients, positions the Company to grow the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services and support component of its business. During the three-month period ended March 31, 2001, services revenue, before special charges, produced approximately 79.4% of the Company's total gross profit compared to 76.1% during the same period in 2000. However, the Company believes that product sales will continue to generate a portion of the Company's gross profit for the foreseeable future.

         The Company's net sales, gross profit, operating income and net income have varied substantially from quarter to quarter and are expected to continue to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the transition from product reseller to IT professional services firm and all expected and unexpected costs and events related to such transition; intense competition from other IT service providers; the Company's dependence upon a limited number of key clients for a significant portion of its business; the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; deficiencies in the design and operation of the Company's internal control structure as identified by the Company and its independent accountants; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. Past operating results and period-to-period comparisons are not necessarily an indication of future operating performance.

         The Company's operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are fixed costs. The Company's expense levels are based in part on expectations of future revenues. As the Company's business shifts from product-related sales to services, expense levels may exceed total gross profits as the Company invests in the expansion of its service offerings. If the Company successfully expands its service offerings, periods of variability in utilization may continue to occur. The Company may incur greater technical training costs during such periods.

         In December 1997, the Company entered into a four-year, $20.4 million contract (the "MTA Contract") with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the "MTA") to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA's over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While the Company believes it is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. Historically, the project has been subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller's Office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

         On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a "dispute" within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, the Company requests that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. The Company is currently seeking clarification of the Department's letter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts with respect to the prevailing wage rate.

         The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company's Request for Equitable Adjustment and Time Extension. In March 2001, the Company appealed the DRO's denial of the Company's Request to the New York Supreme Court. A return date of May 9, 2001 has been set for the proceeding. There can be no assurance the Company will be successful, either in whole or in part, in its efforts to obtain the adjustment for the extension.

         Historically, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represents the Company's current estimated loss on the MTA project. As of March 31, 2001, approximately 65% of the value of the contract was completed.

Forward-Looking Statements

         Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are "forward-looking," within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding the anticipated growth in the IT markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the repositioning of the Company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things
(a) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, (b) intense competition from other IT service providers, (c) the short-term nature of the Company's customers' commitments, (d) patterns of capital spending by the Company's customers, (e) the timing, size and mix of product and service orders and deliveries, (f) the timing and size of new projects, (g) pricing changes in response to various competitive factors, (h) market factors affecting the availability of qualified technical personnel, (i) the timing and customer acceptance of new product and service offerings, (j) changes in trends affecting outsourcing of IT services, (k) disruption in sources of supply, (l) changes in product, personnel and other operating costs, and (m) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates; (iii) the intense competition in the markets for the Company's products and services; (iv) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (v) the Company's ability to attract, hire, train, and retain qualified technical personnel; (vi) the Company's substantial reliance on a concentrated number of key customers; (vii) uncertainties relating to potential acquisitions, if any, made by the Company, such as the Company's ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (viii) the Company's reliance on the continued services of key executive officers and salespersons; and (ix) material risks and uncertainties associated with the MTA Contract. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not have a material effect on the Company's results of operations.

Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 2001 were $14.5 million, compared to $17.2 million at December 31, 2000, a decline of $2.7 million primarily attributable to timing of cash received in April from several major clients. Working capital at March 31, 2001 was $26.6 million as compared to $26.3 million at December 31, 2000, representing an increase of $0.3 million.

         Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under a credit facility and the net proceeds from the Company's public offerings. The Company's credit agreement with the First Union National Bank expired on December 31, 2000 and was not renewed.

         Cash utilized by operating activities reflected primarily an increase in Company accounts receivable of approximately $2.3 million and a decrease in accounts payable of $1.6 million, offset by the increase in accrued liabilities of $0.8 million. The Company's days sales outstanding in accounts receivable increased from 65 days at December 31, 2000 to 75 days at March 31, 2001, primarily due to timing of cash received in April 2001 from several major clients on amounts outstanding at the end of the period. Cash used in investing activities included the Company's capital expenditures for the 2001 first quarter of $119,000 primarily for the purchase of computer equipment and software used by the Company and the Company's loan to Eureka of $382,098.

         Cash utilized by financing activities included $30,000 for employee stock purchases, reduced by a $4,000 repayment of capital lease obligations.

         The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of common stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During 2000, 33,548 shares of common stock were sold to employees under the plan for approximately $117, 000, an average price of $3.51 per share. During the first three months of 2001, employees purchased 19,341 shares of stock for approximately $30,000, at an average price of $1.51 per share. The Company has issued an aggregate of 183,468 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.54 per share, receiving total proceeds of approximately $832,000.

         The Company purchases certain inventory and equipment through a financing arrangement with IBM Credit Corporation. At March 31, 2001, there was an outstanding balance of approximately $1.2 million for IBM Credit Corporation under this arrangement. Obligations under this financing arrangement are collateralized by substantially all of the assets of the Company.

         The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

         On July 7, 2000, Polo Ralph Lauren Corporation ("Polo") filed a counterclaim against the Company in a lawsuit filed by the Company against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County) for collection of an overdue receivable in the amount of $893,330. In its counterclaim, Polo alleges, among other things, that it sustained damages of $4.7 million as a result of alleged breach of contract, breach of warranty and negligence by the Company in "failing to maintain accurate shipping records and documentation." Discovery to date has been limited, and no evidence has yet been proffered in support of the counterclaim. In October 2000, the Company secured a commitment from its insurance carrier, subject to a reservation of rights, to defend against the counterclaim. The Company believes it has meritorious defenses to the counterclaim and intends to vigorously pursue recovery of all amounts owing to the Company by Polo.

         In connection with the Company's ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, the Company filed certain legal proceedings as discussed in Part I, Item 2 of this Report (Management's Discussion and Analysis of Financial Condition and Results of Operations) at pp.13-14.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)   Exhibit.

           None.

(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ALPHANET SOLUTIONS, INC.




DATE: May 9, 2001          By: STAN GANG                               _
                             --------------------------------------------
                               Stan Gang
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)



DATE:  May 9, 2001         By: WILLIAM S. MEDVE                   _
                               -------------------------------------
                               William S. Medve
                               Executive Vice President, Chief Financial Officer
                                and Treasurer
                               (Principal Financial and Accounting Officer)