Form 10-Q
period 2001-06-30
ALPHANET SOLUTIONS INC
filed 2001-08-03
CIK 1002132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission file number 0-27042

ALPHANET SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

                  New Jersey                                                           0-27042                                                                 22-2554535

(State or other jurisdiction of                                       (Commission File Number)                                (IRS Employer Identification Number)
          incorporation)

7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927

(Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code: (973) 267-0088

     Indicate by check mark whether the Registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes:  X                                                                                 No: ___

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2001:

Class                                                                                                              Number of Shares Outstanding

Common Stock, $.01 par value                                                                                        6,425,970

ALPHANET SOLUTIONS, INC.

TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION

     Item 1.       Financial Statements..................................................................................................................................................................... 1

                        Consolidated Balance Sheets
                        as of June 30, 2001 (unaudited)
                        and December 31, 2000................................................................................................................................................................ 1

                        Consolidated Statements of Operations
                        for the Three and Six Months Ended
                        June 30, 2001, (unaudited) and June 30, 2000 (unaudited)......................................................................................................... 2

                        Consolidated Statements of Cash Flows
                        for the Six Months Ended
                        June 30, 2001(unaudited) and June 30, 2000 (unaudited)........................................................................................................... 3

                        Notes to Consolidated Financial Statements (unaudited)........................................................................................................... 4

      Item 2.        Management's Discussion and Analysis of

PART I.

FINANCIAL INFORMATION

Item 1.      Financial Statements

                                                       ALPHANET SOLUTIONS, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                   (in thousands, except share data)
                                                              (unaudited)
                                                                             June 30,        December 31,
                                                                              2001               2000
                                                                              -----              ----

ASSETS
Current assets:
        Cash and cash  equivalents . . . . . . . . . . . . . .            $ 20,746                $ 17,164
        Accounts receivable, less allowance for doubtful
        accounts of $1,215 at June 30, 2001 and $3,923 at
        December 31, 2000 . . . . . . . . . . . . . . . . . .               10,807                  16,340
        Inventories . . . . . . . . . . . . . . . . . . . . .                  433                     858
        Income taxes. . . . . . . . . . . . . . . . . . . . .                1,576                   1,576
        Prepaid expenses and other current assets . . . . . .                  343                     426
                                                                          --------                --------
                 Total current assets . . . . . . . . . . . .               33,905                  36,364

Property and equipment, net . . . . . . . . . . . . . . . . .                2,684                   3,235

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .                2,004                   2,134

Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                  83                      92
                                                                          --------                --------
                 Total assets. . . . . . . . . . . . . . . .              $ 38,676                $ 41,825
                                                                          ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of capital lease obligations . . . .              $     20                $     23
        Accounts payable . . . . . . . . . . . . . . . . . .                 1,806                   4,405
        Accrued expenses . . . . . . . . . . . . . . . . . .                 3,290                   3,540
        Accrued MTA contract liability. . .  . . . . . . . .                 2,314                   2,093
                                                                          --------                --------
                 Total current liabilities . . . . . . . . .                 7,430                  10,061

Long term liabilities:

        Capital lease obligations . . . . . . . . . . . . . .                    -                       8
                                                                          --------                --------
         Total liabilities . . . . . . . . . . . . . . . . .                 7,430                  10,069
                                                                          --------                --------
Shareholders' equity:
        Preferred stock -- $0.01 par value; authorized
        3,000,000 shares, none issued . . . . . . . . . . . .                    -                       -
        Common stock -- $0.01 par value; authorized
        15,000,000 shares, 6,571,824 and 6,536,209 shares
        issued and outstanding at June 30, 2001 and December
        31, 2000, respectively . . . . . . . . . . . . . .                      65                      65
        Additional paid-in capital. . . . . . . . . . . . . .               35,064                  35,013
        Accumulated Deficit. . . . . . . . . . . . . . . . .                (3,163)                 (2,602)
        Treasury stock - at cost; 150,600 shares at June 30,
        2001 and December 31, 2000, respectively. . . . . . .                 (720)                   (720)
                                                                          --------                --------
                 Total shareholders' equity . . . . . . . . .               31,246                  31,756
                                                                          --------                --------
                 Total liabilities and shareholders' equity .             $ 38,676                $ 41,825
                                                                          ========                ========

                                      See accompanying notes to consolidated financial statements

                                                       ALPHANET SOLUTIONS, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)

                                                        For the Three Months ended               For the Six Months ended
                                                                 June 30,                                   June 30,
                                                                 --------                                   --------

                                                             2001            2000                       2001               2000
                                                             ----            ----                       ----               ----
Net sales:
      Product sales. . . . . . . . . . . . . .            $ 3,556        $ 13,540                   $ 11,255          $  25,749
      Services and support . . . . . . . . . .              9,955          12,138                     20,933             23,158
                                                          -------        --------                   --------          ---------
                                                           13,511          25,678                     32,188             48,907
Cost of sales:
      Product sales . . . . . . . . . . . . . .             3,020          12,573                      9,829             23,911
      Services and support                                  6,819           8,669                     14,376             16,910
      MTA contract loss recognition and
      Other charges                                             -           4,851                          -              4,851
                                                          -------        --------                   --------          ---------
                                                            9,839          26,093                     24,205             45,672
Gross Profit:
         Product . . . . . . . . . . . . . . .                536             967                      1,426              1,838
         Service and support . . . . . . . . .              3,136           3,469                      6,557              6,248
      MTA contract loss recognition and                         -          (4,851)                         -             (4,851)
                                                          -------        --------                   --------          ---------
         Other charges
                                                            3,672            (415)                     7,983              3,235
Operating expenses:
      Selling, general & administrative . . .           4,288           7,456                      8,974             13,348
                                                          -------        --------                   --------          ---------

Operating income (loss) . . . . . . . . . . . .              (616)         (7,871)                      (991)           (10,113)

Other income (expense):
      Interest  income . . . . . . . . . .  . .               202             302                        427                561
      Nex-i.com loss . . . . . . . . . . . . .                             (1,272)                                       (1,607)
      Other Income . . . . . . . . . . . . . .                 (3)            (14)                         3                 (8)
                                                          -------        --------                   --------          ---------
                                                              199            (984)                       430             (1,054)
Income (loss) before income taxes. . . . . . .               (417)         (8,855)                      (561)           (11,167)

Provision (benefit) for income taxes . . . . .                  -           1,433                          -                474
                                                          -------        --------                   --------          ---------
Net income (loss) . . . . . . . . . . . . . . .          $   (417)       $(10,288)                  $   (561)         $ (11,641)
                                                         ========        ========                   ========          =========
Basic and Diluted net income (loss) per share.           $  (0.07)       $  (1.62)                  $  (0.09)         $   (1.84)
                                                         ========        ========                   ========          =========
Weighted average number of common shares
outstanding . . . . . . . . . . . . . . . . . .             6,417           6,350                      6,409              6,323

Weighted average number of common and common
equivalent shares outstanding. . . . . . .                  6,417           6,350                      6,409              6,323

                                     See accompanying notes to consolidated financial statements.

                                                       ALPHANET SOLUTIONS, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)

                                                              (unaudited)
                                                                                             Six Months ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                             2001             2000
                                                                                             ----             ----
Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (561)         $ (11,641)
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . .              947              1,278
          Provision for accounts receivable. . . . . . . . . . . . . . . . . . .             113                750
          Nex-i.com loss recognition. . . . . . . . . . . . . . . . . . . . . .                -              1,607
          MTA contract loss . . . .  . . . . . . . . . . . . . . . . . . . . . .               -              4,400
          Deferred income taxes. . . . . . . .. . . . . . . . . . . . . . . . .                -                313
          Increase (decrease) from changes in:
               Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .            5,802              6,403
               Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .             425              1,120
               Prepaid expenses and other current assets . . . . . . . . . . . .              83                221
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                9               (234)
               Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           (2,599)             1,329
               Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .             (250)               213
               Accrued MTA contract liability. . . . . . . . . . . . . . . . . .             221             (1,544)
                                                                                          ------           --------
          Net cash (used in) provided by operating activities . . . . . . . . .            4,190              4,215

Cash flows from investing activities:
    Loan to Eureka Broadband. . . . . . . . . . . . . . . . . . . . . . . . . .             (382)                 -
    Property and equipment expenditures . . . . . . . . . . . . . . . . . . . .             (266)              (933)
    Investment in nex-i.com . . . . . . . . . . . . . . . . . . . . . . . . . .                -             (1,833)
                                                                                          ------           --------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . .             (648)            (2,766)

Cash flows from financing activities
    Employee stock purchases and exercises of stock options . . . . . . . . . .               51                416
    Repayment of capital lease obligations. . . . . . . . . . . . . . . . . . .              (11)               (10)
                                                                                          ------           --------
         Net cash provided by financing activities. . . . . . . . . . . . . . .               40                406
                                                                                          ------           --------
Net (decrease) increase in cash and cash equivalents. . . . . . . . . . . . . .            3,582              1,855

Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .          17,164             16,485
                                                                                          ------           --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .          $20,746            $18,340
                                                                                         =======           ========

                                     See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Description of the Business and Basis of Presentation:

     AlphaNet Solutions, Inc. (the "Company") is a leading IT professional services firm providing business consulting, infrastructure design, managed services, business continuity planning, and security. The Company also offers enterprise solutions including remote network management and call center support, as well as professional development.

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

Note 2 - Net Income Per Share:

                        COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                      Three Months ended         Six Months ended
                                                                          June 30,                   June 30,
                                                                          --------                   --------
                                                                      2001         2000          2001         2000
                                                                      ----         ----          ----         ----

Net income (loss) . . . . . . . . . . . . . . . . . . . .           $   (417)      $ (10,288)    $ (561)  $ (11,641)
                                                                    ========       =========     =======  ==========
Basic:

  Weighted average number of shares outstanding. . . . .              6,417            6,350      6,409       6,323
                                                                    ========       =========     =======  ==========
  Net income (loss) per share.  . . . . . . . . . . . . .           $ (0.07)       $   (1.62)    $(0.09)  $   (1.84)
                                                                    ========       =========     =======  ==========
Diluted:
   Weighted average number of shares outstanding . . . .              6,417            6,350      6,409       6,323
   Dilutive effects of stock options . . . . . . . . . .                  -                -          -           -
                                                                    --------       ---------     -------  ----------
   Weighted average number of common and common
   Equivalent shares outstanding . . . . . . . . . . . .              6,417            6,350      6,409       6,323
                                                                    ========       =========     =======  ==========
   Net income (loss) per share . . . . . . . . . . . . .            $ (0.07)       $   (1.62)    $(0.09)  $   (1.84)
                                                                    ========       =========     =======  ==========

Note 3 - Investment in nex-i.com:

     In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock (the "Series A Financing") in a private internet start-up--nex-i.com Inc. ("nex-i.com"). The investment represented approximately 30% of nex-i.com equity on an "as converted" basis. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the "Series B Financing"), in which the Company did not participate. Following the Series B Financing, the Company's investment in nex-i.com represented approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B Financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A Financing, the Company received 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share (the "warrants"). In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation ("Eureka"), merged with and into nex-i.com, in connection with which merger the Company received preferred stock of various classes in Eureka in exchange for the Company's Series A Convertible Participating Preferred Stock in nex-i.com and the warrants. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to Eureka in exchange for a convertible promissory note, which has since been converted into common stock of Eureka. The Company also committed to invest an additional $382,098 in Eureka under certain conditions, which were not met. In consideration of the Company's investment in Eureka, Eureka committed to purchase a minimum of $145,621 of the Company's network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of the Company's services during the twenty-four month period following the closing. In July 2001, Eureka announced that it had consummated an additional $20 million financing, in which the Company did not participate. This additional financing resulted in the Company having a 1.5% ownership interest in Eureka, which is now being accounted for under the cost basis method of accounting.

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

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The Company does not expect the adoption of SFAS No. 141 will have a material effect on the Company's results of operations, financial position or cash flow.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard will be adopted on January 1, 2002. The Company is currently assessing the impact of SFAS No. 142 on its results of operations.

Note 5 - MTA Contract:

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

     The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company's Request for Equitable Adjustment and Time Extension. In March 2001, the Company appealed the DRO's denial of the Company's Request to the New York Supreme Court. The Court held a hearing on the Company's appeal on May 23, 2001. As of the date hereof, the Court has not yet rendered a ruling in this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts to obtain the adjustment or the requested extension.

     On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a "dispute" within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, the Company requests that the Department of Labor adjudicate this dispute and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. The Company is corresponding with the Department in an effort to advance the Department's consideration of this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts with respect to the prevailing wage rate.

     Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represented the Company's estimated net loss on the MTA project. As of June 30, 2001, approximately 70% of the value of the contract was completed.

Note 6 - Income Taxes:

     Set forth below is a summary of the Company's tax provision (benefit) for the three months ended June 30, 2001 and for the six months ended June 30, 2001.

                                                       Three months ended               Six months ended
                                                          June 30, 2001                   June 30, 2001
                                                          -------------                   -------------

Federal income tax benefit at statutory rate (34%)          $ (142,000)                   $   (191,000)

State income tax benefit net of Federal effect                 (30,000)                        (40,000)
                                                            ----------                    -------------
Income tax benefit                                            (172,000)                       (231,000)
Valuation allowance                                            172,000                         231,000
                                                            ----------                    -------------
                                                            $        -                    $          -

For the three months ended June 30, 2001, the Company has recognized a tax benefit of $172,000, offset by a tax valuation allowance equal to the benefit. For the six months ended June 30, 2001, the Company has recognized a tax benefit of $231,000, offset by a tax valuation allowance equal to the tax benefit.

Note 7 - EDS L.L.C Disclosure:

The Company announced that on July 3, 2001, the Company entered into an Agreement with EDS Information Services L.L.C. (“EDS”) relating to the potential transfer of certain employees of the Company to EDS and payments therefore by EDS to the Company in connection with a customer’s selection of EDS as its new provider of Help Desk services currently being furnished to the customer by the Company. Other services currently being provided by the Company to the customer, including deskside and network support services, are not being transferred to EDS and currently remain unaffected. The Agreement became effective July 12, 2001, the date the Company received notice from its customer. Under the Agreement, the Company will be entitled to receive from EDS in 2001 a minimum one-time payment of $405,000, but the actual payment may exceed this amount. The Company currently anticipates that the customer’s transfer of its Help Desk business to EDS will result in monthly reductions, commencing as early as August 2001, of up to approximately $400,000 and $60,000 in the Company’s revenue and operating income, respectively.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      AlphaNet Solutions, Inc. (the "Company") is a leading IT professional services firm providing business consulting, infrastructure design, managed services, business continuity planning, and security. The Company also offers enterprise solutions including remote network management and call center support, as well as professional development. The Company's customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor. The Company was formed in 1984.

     The Company's results for the second quarter of 2001 include certain items that affect comparability to prior periods. The Company quantifies the impact of these items in order to explain its results on a comparable basis. Such items are collectively referred to as "special charges." Special charges recorded in the 2001 second quarter consisted of a $234,000 pre-tax charge for compensation and related employee costs and $172,000 of income tax valuation allowances.

Results of Operations

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

     The Company's results of operations for the three months ended June 30, 2001 showed improvement compared to its results of operations for the three months ended June 30, 2000. During the second quarter of 2001, excluding special charges, the Company reported a net loss of $107,000, or $0.02 per share as compared to a net loss of approximately $835,000, or $0.13 per share, in the second quarter of 2000. The Company's gross profit margin excluding special charges was 27.7% in the second quarter of 2001, as compared to 17.3% in the second quarter of 2000. Selling, general and administrative expenses, excluding special charges, were $4.1 million in the second quarter of 2001, as compared to $6.2 million in the second quarter of 2000, a reduction of 33.9%. These improvements in the Company's operating performance are attributable to cost reductions, improvements in service delivery and a shift to higher-end consulting services commanding higher billing rates and profit margins.

     Net Sales. Net sales decreased by $12.2 million, to $13.5 million for the second quarter of 2001 from $25.7 million for the second quarter of 2000. The decline of $12.2 million was primarily due to a continued planned reduction in product sales and the resultant loss of lower-margin service revenues associated with product sales. The Company is continuing to pursue its strategy of securing higher margin consulting engagements and related revenues and has recently hired a number of new solutions-oriented sales executives and expanded the number of consultants in its advisory consulting practices.

     Gross Profit. Excluding special compensation charges, the Company's gross profit improved from 17.3% in the second quarter of 2000 to 27.7% in the second quarter of 2001. The Company recorded $68,000 of special charges, reflecting severance compensation costs during the second quarter of 2001. The increase in gross profit resulted from improvement in both service and product margins. The Company currently offers technology products as a convenience to its clients and is therefore selective in accepting technology product orders. Consequently, the amount of sales and related aggregate gross profit associated with technology product sales have declined; however, the gross profit percentage on the remaining technology product sales improved from 7.1% in the second quarter of 2000 to 15.1% in the second quarter of 2001. Competitive pricing pressures continue to impact technology product margins and, as such, technology product margins may vary from quarter to quarter. Service gross profits have continued to improve and, excluding special compensation costs, increased from 28.6% in the second quarter of 2000 to 32.2% in the second quarter of 2001. The Company intends to continue to focus its efforts on increasing the efficiency of its service delivery force, as well as expanding its higher-end consulting offerings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses before special charges in each period were $4.1 million in the second quarter of 2001, as compared to $6.2 million in the second quarter of 2000. Special charges of $166,000 reflecting severance compensation costs were recorded in the second quarter of 2001. In the second quarter of 2000, special charges of $1.3 million related to $0.7 million in uncollectible receivables and $0.6 million in severance and special compensation payments were recorded.

     Interest income, net. Interest income, net totaled $202,000 for the second quarter of 2001, down from $302,000 in the second quarter of 2000.

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

     Income taxes. In the second quarter of 2001, the Company recorded a $172,000 income tax benefit before an income tax valuation allowance provision. In determining the Company's tax expense for the quarter, an effective tax rate of 41.0% was utilized. In the second quarter of 2000, the Company recorded a $3.7 million benefit before an income tax valuation allowance provision. In the second quarter of 2000, the Company recorded a tax valuation allowance totaling $5.1 million reducing its deferred tax asset balance to $1.6 million, for which the Company has federal income tax carryback availability.

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

     The Company's results of operations for the six months ended June 30, 2001 showed improvement compared to its results of operations for the six months ended June 30, 2000. During the first six months of 2001, excluding special charges, the Company reported a net loss of $89,000, or $0.01 per share, as compared to a net loss of approximately $1,831,000, or $0.29 per share, for the six months ended June 30, 2000. The Company's gross profit margin excluding special charges was 25.2% for the first six months of 2001, as compared to 16.5% for the six months ended June 30, 2000. Selling, general and administrative expenses, excluding special charges, were $8.7 million for the first six months of 2001, as compared to $11.8 million in the second quarter of 2000, a reduction of 26.3%. These improvements in the Company's operating performance are attributable to cost reductions, improvements in service delivery and a shift to higher-end consulting services commanding higher billing rates and profit margins.

      Net Sales. Net sales decreased by $16.7 million, to $32.2 million for the first six months of 2001 from $48.9 million for the six months ended June 30, 2000. The decline of $16.7 million was mainly due to a continued planned reduction in product sales and the resultant loss of lower-margin service revenues associated with product sales. The Company is continuing to pursue its strategy of securing high-margin consulting engagements and related revenues, and has recently hired a number of new solutions-oriented sales executives, as well as expanded the number of consultants in our advisory consulting practices.

     Gross Profit. Excluding special compensation charges, the Company's gross profit improved from 16.5% in the first six months of 2000 to 25.2% for the six months ended June 30, 2001. The Company recorded $114,000 of special charges reflecting severance compensation costs during the first six months of 2001. The increase in gross profit resulted from improvement in both service and product margins. The Company currently offers technology products as a convenience to its clients and is therefore selective in accepting technology product orders. Consequently, the amount of sales and related aggregate gross profit associated with technology product sales have declined; however, the gross profit percentage on the remaining technology product sales improved from 7.1% for the first six months of 2000 to 12.7% for the six months ended June 30, 2001. Competitive pricing pressures continue to impact technology product margins and, as such, technology product margins may vary from quarter to quarter. Service gross profits have continued to improve and, excluding special compensation costs, increased from 27.0% a year ago to 31.9% in the second quarter of 2001. The Company intends to continue to focus its efforts on increasing the efficiency of its service delivery force, as well as expanding its higher-end consulting offerings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses before special charges were $8.7 million for the first six months of 2001, as compared to $11.8 million for the six months ended June 30, 2000. Special charges of $294,000, reflecting severance compensation costs, were recorded in the first six months of 2001. For the six months ended June 30, 2000, special charges of $1.6 million related to $0.7 million in uncollectible receivables and $0.9 million in severance and special compensation payments were recorded.

     Interest income, net. Interest income, net totaled $427,000 for the six months ended June 30, 2001, down $561,000 from the six months ended June 30, 2000 due to lower interest rates.

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

     Income Taxes. For the first six months of 2001, the Company recorded a $231,000 income tax benefit before an income tax valuation allowance provision. In determining the Company's tax expense for the quarter, an effective tax rate of 41.0% was utilized. In the six months ended June 30, 2000, the Company recorded a $4.6 million benefit before an income tax valuation allowance provision. The Company, for the first six months of 2000, recorded a tax valuation allowance totaling $5.1 million reducing its deferred tax asset balance to $1.6 million, for which the Company has federal income tax carryback availability.

Risks and Uncertainties

     The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Through its established vendor alliances with major aggregators of computer hardware and software, Ingram Micro, Inc. ("Ingram") and Tech Data Corporation ("Tech Data"), the Company provides its customers with competitive pricing and such value-added services as electronic product ordering, product configuration, testing, warehousing and delivery. The Company initiated its relationships with Ingram and Tech Data in 1994. In general, the Company orders IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and application software from such aggregators on an as-needed basis, thereby reducing the Company's need to carry large inventories. During the three months ended June 30, 2001, the Company acquired approximately 49.7%, and 22.4% of its products for resale from Ingram and Tech Data, respectively, compared to 48.6% and 29.0%, respectively, during the three months ended June 30, 2000.

     The Company may receive manufacturer rebates resulting from equipment sales. In addition, the Company receives volume discounts and other incentives from certain of its suppliers. Except for products in transit or products awaiting configuration at a Company facility, the Company generally does not maintain large inventory balances. Both of the Company's primary vendors have instituted changes in their price protection and inventory management programs as a direct result of changes in such policies by manufacturers. Specifically, the vendors have (i) limited price protection to that provided by the manufacturer, generally less than 30 days; and (ii) restricted product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased, during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions. There can be no assurances that any such rebates, discounts or incentives will continue at current levels, if at all. Further adverse modification, restriction or reduction in such programs could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

     Except for the MTA Contract entered into in December 1997 (see below), there are no ongoing written commitments by customers to purchase products from the Company, and all product sales are made on a purchase-order basis. The Company's increased selectivity in selling product resulted in an increase in gross profit margin attributable to product sales in the second quarter of 2001 as compared to the second quarter of 2000.

     The Company offers business consulting, infrastructure design, managed services, business continuity planning, and security. The Company also offers enterprise solutions including remote network management and call center support, as well as professional development. Services revenue is recognized as such services are performed. Most of the Company's services are billed on a time-and-materials basis. The Company's professional development and services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits, payroll-related expenses and training and recruiting costs. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins.

     The Company believes that its ability to provide a broad range of technical services and its long-term relationships with large clients positions the Company to grow the services component of its business. As such, the Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services component of its business. During the three-month period ended June 30, 2001, services revenue, before special charges, produced approximately 85.7% of the Company's total gross profit compared to 78.2% during the same period in 2000. However, the Company believes that product sales will continue to generate a portion of the Company's gross profit for the foreseeable future.

     The Company's net sales, gross profit, operating income and losses and net income and losses have varied substantially from quarter to quarter and are expected to continue to do so in the future. Many factors, some of which are not within the Company's control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the transition from product reseller to IT professional services firm and all expected and unexpected costs and events related to such transition; intense competition from other IT service providers; the Company's dependence upon a limited number of key clients for a significant portion of its business; the short-term nature of the Company's customers' commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; deficiencies in the design and operation of the Company's internal control structure as identified by the Company and its independent accountants; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. Past operating results and period-to-period comparisons are not necessarily an indication of future operating performance.

     The Company's operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company's costs, particularly costs associated with services revenue, such as administrative support personnel and facilities costs, are fixed costs. The Company's expense levels are based in part on expectations of future revenues. As the Company's business shifts from product-related sales to services, expense levels may exceed total gross profits as the Company invests in the expansion of its service offerings. If the Company successfully expands its service offerings, periods of variability in utilization may continue to occur. The Company may incur greater technical training costs during such periods.

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

     On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a "dispute" within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, the Company requests that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. The Company is corresponding with the Department in an effort to advance the Department's consideration of this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts with respect to the prevailing wage rate.

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

        In March 2001, the Company appealed the DRO’s denial of the Company’s Request to the New York Supreme Court. The Court held a hearing on the Company’s appeal on May 23, 2001. As of the date hereof, the Court has not yet rendered a ruling in this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts to obtain the adjustment of the requested extension.

     Historically, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represents the Company's current estimated loss on the MTA project. As of June 30, 2001, approximately 70% of the value of the contract was completed.

     In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock (the "Series A Financing") in a private internet start-up - nex-i.com Inc. ("nex-i.com"). The investment represented approximately 30% of nex-i.com equity on an "as converted" basis. The Company recorded it share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the "Series B Financing"), in which the Company did not participate. Following the Series B Financing, the Company's investment in nex-i.com represented approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B Financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A Financing, the Company received 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share (the "warrants"). In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation ("Eureka"), merged with and into nex-i.com, in connection with which merger the Company received preferred stock of various classes in Eureka in exchange for the Company's Series A Convertible Participating Preferred Stock in nex-i.com and the warrants. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to Eureka in exchange for a convertible promissory note, which has since been converted into common stock of Eureka. The Company also committed to invest an additional $832,098 in Eureka under certain conditions, which were not met. In consideration of the Company's investment in Eureka, Eureka committed to purchase a minimum of $145,621 of the Company's network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,00 of the Company's services during the twenty-four month period following the closing. In July 2001, Eureka announced that it had consummated an additional $20 million financing, in which the Company did not participate. This additional financing resulted in the Company having a 1.5% ownership interest in Eureka, which is now being accounted for under the cost basis method of accounting.

     The Company's interests in Eureka are subject to two agreements among Eureka and its shareholders. The rights and restrictions set forth in the two agreements are not deemed by the Company to be material. The restrictions include a limitation on transfer of the Company's equity interest in Eureka in certain circumstances and the requirements to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, the Company, upon the agreement of a substantial amount of other interest holders, has the right to demand that the Company's equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have the Company's equity interest included in certain other registrations under such Act.

     As previously disclosed by the Company in a Current Report on Form 8-K filed by the Company on July 16, 2001, the Company announced that on July 3, 2001, the Company entered into an Agreement with EDS Information Services L.L.C. ("EDS") relating to the potential transfer of certain employees of the Company to EDS and payments therefor by EDS to the Company in connection with a customer's selection of EDS as its new provider of Help Desk Services currently being furnished to the customer by the Company. Other services currently being provided by the Company to the customer, including deskside and network support services, are not being transferred to EDS and currently remain unaffected. The Agreement became effective July 12, 2001, the date the Company received notice from its customer. Under the Agreement, the Company will be entitled to receive from EDS in 2001 a minimum one-time payment of $405,000, but the actual payment may exceed this amount. The Company currently anticipates that the customer's transfer of its Help Desk business to EDS will result in a monthly reduction, commencing as early as August 2001, of up to approximately $400,000 and $60,000 in the Company's revenue and operating income, respectively.

Forward-Looking Statements

     Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are "forward-looking," within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding the growth in the IT markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, possible future higher margins in the services component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the repositioning of the Company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things (a) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, (b) intense competition from other IT service providers, (c) the short-term nature of the Company's customers' commitments, (d) patterns of capital spending by the Company's customers, (e) the timing, size and mix of product and service orders and deliveries, (f) the timing and size of new projects, (g) pricing changes in response to various competitive factors, (h) market factors affecting the availability of qualified technical personnel, (i) the timing and customer acceptance of new product and service offerings, (j) changes in trends affecting outsourcing of IT services, (k) disruption in sources of supply, (l) changes in product, personnel and other operating costs, and (m) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates; (iii) the intense competition in the markets for the Company's products and services; (iv) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (v) the Company's ability to attract, hire, train, and retain qualified technical personnel; (vi) the Company's substantial reliance on a concentrated number of key customers; (vii) uncertainties relating to potential acquisitions, if any, made by the Company, such as the Company's ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (viii) the Company's reliance on the continued services of key executive officers and salespersons; and (ix) material risks and uncertainties associated with the MTA Contract. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

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

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The Company does not expect the adoption of SFAS No. 141 will have a material effect on the Company's results of operations, financial position or cash flow.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard will be adopted on January 1, 2002. The Company is currently assessing the impact of SFAS No. 142 on its results of operations.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2001 were $20.7 million, compared to $17.2 million at December 31, 2000, an increase of $3.5 million. Working capital at June 30, 2001 was $26.5 million as compared to $26.3 million at December 31, 2000, representing an increase of $0.2 million.

     Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under a credit facility and the net proceeds from the Company's public offerings. The Company's credit agreement with the First Union National Bank expired on December 31, 2000 and was not renewed.

     The increase during the second quarter in cash from operating activities reflected primarily a decrease in Company accounts receivable of approximately $5.8 million. The Company's days sales outstanding in accounts receivable increased from 65 days at December 31, 2000 to 69 days at June 30, 2001. Cash used in investing activities included the Company's capital expenditures for the first six months of 2001 of $266,000 primarily for the purchase of computer equipment and software used by the Company and the Company's previous loan to Eureka of $382,000.

     Cash provided and utilized by financing activities included $51,000 for employee stock purchases, reduced by a $11,000 repayment of capital lease obligations.

     The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of common stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During 2000, 33,548 shares of common stock were sold to employees under the plan for approximately $117, 000, an average price of $3.51 per share. During the first three months of 2001, employees purchased 19,341 shares of stock for approximately $30,000, at an average price of $1.52 per share. The Company has issued an aggregate of 183,468 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.54 per share, receiving total proceeds of approximately $832,000. During the second quarter of 2001, employees purchased 16,274 shares of stock for approximately $21,000, at an average price of $1.27 per share. The Company has issued an aggregate of 199,742 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.27 per share, receiving total proceeds of approximately $853,000.

     The Company purchases certain inventory and equipment through a financing arrangement with IBM Credit Corporation. At June 30, 2001, there was an outstanding balance of approximately $0.6 million to IBM Credit Corporation under this arrangement. Obligations under this financing arrangement are collateralized by substantially all of the assets of the Company.

     The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     On June 29, 2001, the Company settled its lawsuit against Polo Ralph Lauren Corporation ("Polo"), filed by the Company against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County), and both parties released all claims against the other, including a $4.7 million counterclaim filed by Polo against the Company on July 7, 2000, in consideration of a payment by Polo to the Company of $375,000, which the Company received on June 29, 2001. The Company had filed its lawsuit against Polo for collection of an overdue receivable in the amount of $893,330.

     In connection with the Company's ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, the Company filed certain legal proceedings as discussed in Part I, Item 2 of this Report (Management's Discussion and Analysis of Financial Condition and Results of Operations) at pp.14-16.

Item 4.     Submission of Matters to a Vote by Securities Holders.

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on May 18, 2001.

     There were present at the Meeting in person or by proxy shareholders holding an aggregate of 6,294,431 shares of Common Stock of a total number of 6,568,425 shares of Common Stock issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:

Nominees                        For                  Withheld
--------                        ---                  --------

Stan Gang                       6,245,259            49,172
Michael Gang                    6,243,259            51,172
Ira Cohen                       6,245,259            49,172
Thomas F. Dorazio               6,245,259            49,172
Doreen A. Wright                6,245,259            49,172

     A vote of the shareholders was taken at the Meeting on the proposal to approve and ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2001. Of the 6,294,431 shares of Common Stock present at the Meeting in person or by proxy, 6,260,079 shares of Common Stock were voted in favor of such proposal, 28,836 shares of Common Stock were voted against such proposal, 5,556 shares abstained from voting and there were no broker non-votes.

Item 6.      Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                         ALPHANET SOLUTIONS, INC.

                                                                                                                                                           STAN GANG
Date:  August 3, 2001                                                                                                              By: ______________________________
                                                                                                                                                          Stan Gang
                                                                                                                                                          Chairman and Chief Executive Officer                                                                                                                                                                                            (Principal Executive Officer)

                                                                                                                                                           WILLIAM S. MEDVE
Date:  August 3, 2001                                                                                                               By: ______________________________
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