Form 10-Q
period 2001-09-30
ALPHANET SOLUTIONS INC
filed 2001-11-13
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

0-27042
Commission File Number

AlphaNet Solutions, Inc.
(Exact Name of Registrant as Specified in Charter)

New Jersey	22-2554535
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

7 Ridgedale Avenue, Cedar Knolls, New Jersey	07927
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telphone Number, Including Area Code	(973) 267-0088

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

Indicate the number of shares outstanding of each of the Registran's classes of common stock, as of October 31, 2001:

Class	Number of Shares Outstanding
Common Stock, $0.01 par value	6,583,413

ALPHANET SOLUTIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclousres About Market Risk	20

PART II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES	23

PART I.

FINANCIAL INFORMATION

Item 1.      Financial Statements

                                                       ALPHANET SOLUTIONS, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                   (in thousands, except share data)
                                                              (unaudited)

                                                                         September 30,       December 31,
                                                                              2001               2000
                                                                              -----              ----
ASSETS
Current assets:
        Cash and cash  equivalents . . . . . . . . . . . . . .            $ 22,871                $ 17,164
        Accounts receivable, less allowance for doubtful
        accounts of $766 September 30, 2001 and $3,923 at
        December 31, 2000 . . . . . . . . . . . . . . . . . .                9,865                  16,340
        Inventories . . . . . . . . . . . . . . . . . . . . .                  422                     858
        Income taxes. . . . . . . . . . . . . . . . . . . . .                    -                   1,576
        Prepaid expenses and other current assets . . . . . .                  329                     426
                                                                          --------                --------
                 Total current assets . . . . . . . . . . . .               33,487                  36,364

Property and equipment, net . . . . . . . . . . . . . . . . .                2,335                   3,235

Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .                2,450                   2,134

Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                  78                      92
                                                                          --------                --------
                 Total assets. . . . . . . . . . . . . . . .              $ 38,350                $ 41,825
                                                                          ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of capital lease obligations . . . .              $     14                $     23
        Accounts payable . . . . . . . . . . . . . . . . . .                 1,569                   4,405
        Accrued expenses . . . . . . . . . . . . . . . . . .                 3,444                   3,540
        Accrued MTA contract liability. . .  . . . . . . . .                 2,373                   2,093
                                                                          --------                --------
                 Total current liabilities . . . . . . . . .                 7,400                  10,061

Long term liabilities:

        Capital lease obligations . . . . . . . . . . . . . .                    -                       8
                                                                          --------                --------
         Total liabilities . . . . . . . . . . . . . . . . .                 7,400                  10,069
                                                                          --------                --------
Shareholders' equity:
        Preferred stock -- $0.01 par value; authorized
        3,000,000 shares, none issued . . . . . . . . . . . .                    -                       -
        Common stock -- $0.01 par value; authorized
        15,000,000 shares, 6,583,413 and 6,536,209 shares
        issued and outstanding at September 30, 2001 and
        December 31, 2000, respectively . . . . . . . . . . .                   66                      65
        Additional paid-in capital. . . . . . . . . . . . . .               35,091                  35,013
        Accumulated Deficit. . . . . . . . . . . . . . . . .                (3,487)                 (2,602)
        Treasury stock - at cost; 150,600 shares at September 30,
        2001 and December 31, 2000, respectively. . . . . . .                 (720)                   (720)
                                                                          --------                --------
                 Total shareholders' equity . . . . . . . . .               30,950                  31,756
                                                                          --------                --------
                 Total liabilities and shareholders' equity .             $ 38,350                $ 41,825
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

                                      See accompanying notes to consolidated financial statements

                                                       ALPHANET SOLUTIONS, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share amounts)
                                                              (unaudited)

                                                        For the Three Months ended               For the Nine Months ended
                                                            September 30,                              September 30,
                                                        --------------------------               -------------------------

                                                             2001            2000                       2001               2000
                                                             ----            ----                       ----               ----
Net sales:
      Product sales. . . . . . . . . . . . . .            $ 2,517        $ 10,194                   $ 13,772          $  35,943
      Services and support . . . . . . . . . .              8,208          11,650                     29,141             34,808
                                                          -------        --------                   --------          ---------
                                                           10,725          21,844                     42,913             70,751
Cost of sales:
      Product sales . . . . . . . . . . . . . .             2,202           9,093                     12,031             33,004
      Services and support. . . . . . . . . . .             5,550           8,102                     19,926             25,012
      MTA contract loss recognition and
      Other charges. . . . . . . . . . . . . .                  -               -                          -              4,851
                                                          -------        --------                   --------          ---------
                                                            7,752          17,195                     31,957             62,867
Gross Profit:
         Product . . . . . . . . . . . . . . .                315           1,101                      1,741              2,939
         Service and support . . . . . . . . .              2,658           3,548                      9,215              9,796
      MTA contract loss recognition and
      Other charges. . . . . . . . . . . . . .                  -               -                          -             (4,851)
                                                          -------        --------                   --------          ---------
                                                            2,973           4,649                     10,956              7,884
Operating expenses:
      Selling, general & administrative. .              3,901           5,737                     12,875             19,085
                                                          -------        --------                   --------          ---------

Operating income (loss). . . . . . . . . . . .               (928)         (1,088)                    (1,919)           (11,201)

Other income (expense):
      Interest  income . . . . . . . . . . . .                187             261                        614                822
      Nex-i.com loss . . . . . . . . . . . . .                  -            (642)                         -             (2,249)
      Other Income . . . . . . . . . . . . . .                417             372                        420                364
                                                          -------        --------                   --------          ---------
                                                              604              (9)                     1,034             (1,063)

Income (loss) before income taxes. . . . . . .               (324)         (1,097)                      (885)           (12,264)

Provision (benefit) for income taxes . . . . .                  -               -                          -                474
                                                          -------        --------                   --------          ---------
Net income (loss). . . . . . . . . . . . . . .           $   (324)       $ (1,097)                  $   (885)         $ (12,738)
                                                         ========        ========                   ========          =========
Basic and Diluted net income (loss) per share.           $  (0.05)       $  (0.17)                  $  (0.14)         $   (2.01)
                                                         ========        ========                   ========          =========
Weighted average number of common shares
outstanding . . . . . . . . . . . . . . . . . .             6,430           6,372                      6,415              6,339

Weighted average number of common and common
equivalent shares outstanding. . . . . . .                  6,430           6,372                      6,415              6,339

                                     See accompanying notes to consolidated financial statements.

                                                       ALPHANET SOLUTIONS, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)

                                                              (unaudited)
                                                                                            Nine Months ended
                                                                                               September 30,
                                                                                            -----------------
                                                                                             2001          2000
                                                                                             ----          ----
Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (885)      $ (12,738)

    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . .            1,375           1,903
          Provision for accounts receivable. . . . . . . . . . . . . . . . . . .             142             923
          Nex-i.com loss recognition. . . . . . . . . . . . . . . . . . . . . .                -           2,249
          MTA contract loss . . . .  . . . . . . . . . . . . . . . . . . . . . .               -           4,400
          Income taxes . . . . . . . . . . . .. . . . . . . . . . . . . . . . .                -             313
          Increase (decrease) from changes in:
               Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .            6,714           8,251
               Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .             436             902
               Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,576               -
               Prepaid expenses and other current assets . . . . . . . . . . . .              97             740
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .               13            (225)
               Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           (2,836)         (2,584)
               Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .              (95)            898
               Accrued MTA contract liability. . . . . . . . . . . . . . . . . .             280          (2,264)
                                                                                          ------        --------
          Net cash (used in) provided by operating activities . . . . . . . . .            6,817           2,768

Cash flows from investing activities:
    Loan to Eureka Broadband. . . . . . . . . . . . . . . . . . . . . . . . . .             (382)              -
    Property and equipment expenditures . . . . . . . . . . . . . . . . . . . .             (279)         (1,021)
    Purchase of ICM . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (511)              -
    Investment in nex-i.com . . . . . . . . . . . . . . . . . . . . . . . . . .                -          (1,833)
                                                                                          ------        --------
          Net cash used in investing activities . . . . . . . . . . . . . . . .           (1,172)         (2,854)

Cash flows from financing activities
    Employee stock purchases and exercises of stock options . . . . . . . . . .               79             440
    Repayment of capital lease obligations. . . . . . . . . . . . . . . . . . .              (17)            (17)
    Repayment of shareholder advance. . . . . . . . . . . . . . . . . . . . . .                -            (675)
    Repurchase of common stock. . . . . . . . . . . . . . . . . . . . . . . . .                -               3
                                                                                          ------        --------
         Net cash provided by financing activities. . . . . . . . . . . . . . .               62            (249)
                                                                                          ------        --------
Net (decrease) increase in cash and cash equivalents. . . . . . . . . . . . . .            5,707            (335)

Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .          17,164          16,485
                                                                                          ------        --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .          $22,871         $16,150
                                                                                         =======        ========

                                     See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Description of the Business and Basis of Presentation:

     AlphaNet Solutions, Inc. (the “Company”) is a leading IT professional services firm providing business consulting, infrastructure design, managed services, business continuity planning, and security. The Company also offers enterprise solutions including remote network management and call center support, as well as professional development.

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

Note 2 - Net Income Per Share:

                        COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                      Three Months ended         Nine Months ended
                                                                        September 30,              September 30,
                                                                    -------------------------    -------------------
                                                                      2001         2000          2001         2000
                                                                      ----         ----          ----         ----

Net income (loss) . . . . . . . . . . . . . . . . . . . .           $  (324)      $   (1,097)    $ (885)  $ (12,738)
                                                                    ========       =========     =======  ==========
Basic:

  Weighted average number of shares outstanding. . . . .              6,430            6,372      6,415       6,339
                                                                    ========       =========     =======  ==========
  Net income (loss) per share.  . . . . . . . . . . . . .           $ (0.05)       $   (0.17)    $(0.14)  $   (2.01)
                                                                    ========       =========     =======  ==========
Diluted:
   Weighted average number of shares outstanding . . . .              6,430            6,372      6,415       6,339
   Dilutive effects of stock options . . . . . . . . . .                  -                -          -           -
                                                                    --------       ---------     -------  ----------
   Weighted average number of common and common
   Equivalent shares outstanding . . . . . . . . . . . .              6,430            6,372      6,415       6,339
                                                                    ========       =========     =======  ==========
   Net income (loss) per share . . . . . . . . . . . . .            $ (0.05)       $   (0.17)    $(0.14)  $   (2.01)
                                                                    ========       =========     =======  ==========

Note 3 - Investment in nex-i.com:

      In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock (the "Series A Financing") in a private internet start-up--nex-i.com Inc. ("nex-i.com"), which was subsequently acquired by a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation ("EurekaGGN"). The investment represented approximately 30% of nex-i.com equity on an "as converted" basis. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the "Series B Financing"), in which the Company did not participate. Following the Series B Financing, the Company's investment in nex-i.com represented approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B Financing, and in consideration of the Company's release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A Financing, the Company received 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share (the "warrants"). In February 2001, EurekaGGN merged with and into nex-i.com, in connection with which merger the Company received preferred stock of various classes in EurekaGGN in exchange for the Company's Series A Convertible Participating Preferred Stock in nex-i.com and the warrants. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to EurekaGGN in exchange for a convertible promissory note, which has since been converted into common stock of EurekaGGN. The Company also committed to invest an additional $382,098 in EurekaGGN under certain conditions, which were not met and as such, the Company has made no further investment. In consideration of the Company's investment in EurekaGGN, EurekaGGN committed to purchase a minimum of $145,621 of the Company's network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. EurekaGGN also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of the Company's services during the twenty-four month period following the closing. EurekaGGN has not yet fulfilled its obligations under the aforementioned commitments. In July 2001, EurekaGGN announced that it had consummated an additional $20 million financing, in which the Company did not participate. This additional financing resulted in the Company having a 1.5% ownership interest in common stock in EurekaGGN, which is now being accounted for under the cost basis method of accounting.

      The Company's interests in EurekaGGN are subject to two agreements among EurekaGGN and its shareholders. The rights and restrictions set forth in the two agreements are not deemed by the Company to be material. The restrictions include a limitation on transfer of the Company's equity interest in EurekaGGN in certain circumstances and the requirement to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, the Company, upon the agreement of a substantial amount of other interest holders, has the right to demand that the Company's equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have the Company's equity interest included in certain other registrations under such Act.

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

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The Company does not expect the adoption of SFAS No. 141 will have a material effect on the Company's results of operations, financial position or cash flow.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually and the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, will be adopted by the Company on January 1, 2002. The Company is currently assessing the impact, if any, of SFAS No. 142 on the carrying value of its goodwill, its results of operations and financial condition.

  On August 15, 2001, the FASB issued FASB No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect the adoption of FASB No. 143 to have a material effect on the Company's results of operations.

On October 3, 2001, the FASB issued FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of FASB No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and to develop a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company does not expect the adoption of FAS No. 144 will have a material effect on the Company's results of operations.

Note 5 - MTA Contract:

      In December 1997, the Company entered into a four-year, $20.4 million contract (the "MTA Contract") with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the "MTA") to furnish and install local and wide-area computer network components. The aggregate amount of this contract was subsequently increased to $20.6 million. In the event of default by the Company, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company's cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. The MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. Historically, the project has been subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller's office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

      The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company's request, thereby triggering the Company's right under the contract to appeal the Project Manager's denial to the MTA's Dispute Resolution Office (the "DRO"). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO's request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company's Request for Equitable Adjustment and Time Extension. In March 2001, the Company appealed the DRO's denial of the Company's Request to the New York Supreme Court. The Court held a hearing on the Company's appeal on May 23, 2001. As of the date of filing of this report for the period ended September 30, 2001, the Court has not yet rendered a ruling in this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts to obtain the adjustment or the requested extension.

      On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the "Bureau") of the New York City Comptroller's Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau's determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau's determination will apply to the Company's cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau's determination. On October 16, 2000, the MTA Project Manager denied the Company's request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a "dispute" within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the "Department of Labor"). In its complaint, the Company requests that the Department of Labor adjudicate this dispute and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. Since March 12, 2001, the Company has continued to correspond with the Department of Labor in an effort to advance the Department of Labor's consideration of this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts with respect to the prevailing wage rate.

      Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represented the Company's estimated net loss on the MTA project. As of September 30, 2001, approximately 75% of the value of the contract was completed.

Note 6 - Income Taxes:

     Set forth below is a summary of the Company's tax provision (benefit) for the three months ended September 30, 2001 and for the nine months ended September 30, 2001.

                                                         Three months ended            Nine months ended
                                                         September 30, 2001           September 30, 2001
                                                         ------------------           -----------------

Federal income tax benefit at statutory rate (34%)          $ (110,000)                   $   (301,000)

State income tax benefit net of Federal effect                 (23,000)                        (63,000)
                                                            ----------                    -------------
Income tax benefit                                            (133,000)                       (364,000)
Valuation allowance                                            133,000                         364,000
                                                            ----------                    -------------
                                                            $        -                    $          -
                                                            ==========                    =============

For the three months ended September 30, 2001, the Company has recognized a tax benefit of $133,000, offset by a tax valuation allowance equal to the benefit. For the nine months ended September 30, 2001, the Company has recognized a tax benefit of $364,000, offset by a tax valuation allowance equal to the tax benefit.

Note 7 - Other Income:

     In August 2001, the Company transferred certain of its employees to EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services previously provided by the Company to one of its customers. The Company received a one-time payment net of expenses of $417,000 from EDS, L.L.C. which has been recorded as other income in the accompanying consolidated financial statements.

Note 8 - ICM Acquisition:

     On September 4, 2001, the Company announced that it had acquired certain of the assets of the ICM Education Division of Computer Horizons Corp., a premier provider of vendor-authorized technical and private training services for corporations, financial institutions, governmental agencies and professional services firms in the tri-state region, for $510,950. The acquisition of ICM is not deemed by the Company to be material and, as such, pro-forma financial information is not presented. The acquisition has been accounted for as a purchase and included in results of operations as of the date of closing.

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

        The Company’s results for the third quarter of 2001 include certain items that affect comparability to prior periods. The Company quantifies the impact of these items in order to explain its results on a comparable basis. Such items are collectively referred to as “special charges and gains”. Special charges recorded in the 2001 third quarter consisted of a $69,000 pre-tax charge for compensation and related employee costs, a pre-tax gain of $417,000 relating to fees received from EDS, L.L.C. and $133,000 of income tax valuation allowances.

Results of Operations

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

     During the third quarter of 2001, excluding special charges, the Company reported a net loss of $396,000, or $0.06 per share, as compared to a net loss of approximately $255,000, or $0.04 per share, in the third quarter of 2000. The Company's combined gross profit margin excluding special charges was 28.0% in the third quarter of 2001, as compared to 21.3% in the third quarter of 2000. Selling, general and administrative expenses, excluding special charges, were $3.9 million in the third quarter of 2001, as compared to $5.3 million in the third quarter of 2000, a reduction of 26.4%. These improvements in the Company's operating performance are attributable to cost reductions, improvements in service delivery and a shift to higher-end consulting services commanding higher billing rates and profit margins.

      Net Sales.  Net sales decreased by $11.1 million, to $10.7 million for the third quarter of 2001 from $21.8 million for the third quarter of 2000. The decline of $11.1 million was primarily due to a reduction in product sales of $7.7 million and a reduction in service revenues of $3.4 million. The Company is continuing to pursue its strategy of securing higher-margin consulting engagements and related revenues and has become more selective in accepting technology product orders resulting in the significant decrease in product sales.

      Gross Profit.  Excluding special compensation charges, the Company's combined gross profit improved to 28.0% in the third quarter of 2001 from 21.3% in the third quarter of 2000. The Company recorded $33,000 of special charges, reflecting severance compensation costs during the third quarter of 2001. The increase in gross profit resulted from improvement in both service and product margins. The Company currently offers technology products as a convenience to its clients and is therefore selective in accepting technology product orders. Consequently, the amount of sales and related aggregate gross profit associated with technology product sales have declined; however, the gross profit percentage on the technology product sales improved to 12.5% in the third quarter of 2001 from 10.8% in the third quarter of 2000. Competitive pricing pressures continue to impact technology product margins and, as such, technology product margins may vary from quarter to quarter. Service gross profits have continued to improve and, excluding special compensation costs, increased to 32.8% in the third quarter of 2001 from 30.5% in the third quarter of 2000. The Company intends to continue to focus its efforts on increasing the efficiency of its service delivery force, as well as expanding its higher-end consulting offerings.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses before special charges in each period were $3.9 million in the third quarter of 2001, as compared to $5.3 million in the third quarter of 2000. Special charges of $36,000 reflecting severance compensation costs were recorded in the third quarter of 2001. In the third quarter of 2000, special charges of $394,000 in severance and special compensation payments were recorded.

      Interest income, net.   Due to declining interest rates, interest income, net, totaled $187,000 for the third quarter of 2001, down from $261,000 in the third quarter of 2000.

      Income taxes.   In the third quarter of 2001, the Company recorded a $133,000 income tax benefit before an income tax valuation allowance provision. In determining the Company's tax expense for the quarter, an effective tax rate of 41.0% was utilized. In the third quarter of 2000, the Company recorded a $454,000 benefit before an income tax valuation allowance provision.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

      During the first nine months of 2001, excluding special charges, the Company reported a net loss of $485,000, or $0.08 per share, as compared to a net loss of approximately $2,086,000, or $0.33 per share, for the nine months ended September 30, 2000. The Company's combined gross profit margin excluding special charges was 25.9% for the first nine months of 2001, as compared to 18.0% for the nine months ended September 30, 2000. Selling, general and administrative expenses, excluding special charges, were $12.5 million for the first nine months of 2001, as compared to $17.1 million in the third quarter of 2000, a reduction of 26.9%. These improvements in the Company's operating performance are attributable to cost reductions, improvements in service delivery and a shift to higher-end consulting services commanding higher billing rates and profit margins.

      Net Sales.   Net sales decreased by $27.9 million, to $42.9 million for the first nine months of 2001 from $70.8 million for the nine months ended September 30, 2000. The decline of $27.9 million was mainly due to a reduction in product sales of $22.2 million and a reduction of service revenues of $5.7 million. The Company is continuing to pursue its strategy of securing high-margin consulting engagements and related revenues and has become more selective in accepting technology product orders resulting in the significant decrease in product sales.

      Gross Profit.   Excluding special compensation charges, the Company's combined gross profit improved to 25.9% for the nine months ended September 30, 2001 from 18.0% in the first nine months of 2000. The Company recorded $147,000 of special charges reflecting severance compensation costs during the first nine months of 2001. In the first nine months of 2000, the Company recorded special charges of $4.4 million associated with the Company's contract with the MTA and $0.5 million associated with unrecoverable vendor charges. The increase in gross profit resulted from improvement in both service and product margins. The Company currently offers technology products as a convenience to its clients and is therefore selective in accepting technology product orders. Consequently, the amount of sales and related aggregate gross profit associated with technology product sales have declined; however, the gross profit percentage on the remaining technology product sales excluding special charges, improved to 12.6% for the nine months ended September 30, 2001 from 8.2% during the first nine months of 2000. Competitive pricing pressures continue to impact technology product margins and, as such, technology product margins may vary from quarter to quarter. Service gross profits have continued to improve and, excluding special compensation costs of $147,000, increased to 32.1% for the nine months ended September 30, 2001 from 28.1% a year ago. The Company intends to continue to focus its efforts on increasing the efficiency of its service delivery force, as well as expanding its higher-end consulting offerings.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses before special charges were $12.5 million for the first nine months of 2001, as compared to $17.1 million for the nine months ended September 30, 2000. Special charges of $330,000, reflecting severance compensation costs, were recorded in the first nine months of 2001. For the nine months ended September 30, 2000, special charges of $2.0 million were recorded including $0.7 million of uncollectable receivables and $1.3 million in severance and special compensation payments.

     Interest income, net.   Interest income, net totaled $614,000 for the nine months ended September 30, 2001, down $208,000 from $822,000 for the nine months ended September 30, 2000 due to lower interest rates.

     Income Taxes.   For the first nine months of 2001, the Company recorded a $364,000 income tax benefit before an income tax valuation allowance provision. In determining the Company's tax expense for the three months ended September 30, 2001, an effective tax rate of 41.0% was utilized. The Company, for the first nine months of 2000, recorded a tax valuation allowance totaling $5.6 million, reducing its deferred tax asset balance to $1.6 million, for which the Company had federal income tax carryback availability. The 2000 tax return was filed in the second quarter of 2001, and the Company received a tax refund of $1.6 million in the third quarter of 2001 resulting in full recovery of the Company's tax receivable balance.

Risks and Uncertainties

     The Company offers business consulting, infrastructure design, managed services, business continuity planning, and security. The Company also offers enterprise solutions including remote network management and call center support, as well as professional development. Services revenue is recognized as such services are performed. Most of the Company's services are billed on a time-and-materials basis. The Company's professional development and services are fee-based on a per-course basis. Generally, the Company's service arrangements with its customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of the Company's business is personnel costs which consist of salaries, benefits, payroll-related expenses and training and recruiting costs. Thus, the financial performance of the Company's service business is based primarily upon billing margins (billable hourly rates less the costs to the Company of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of the Company's business will depend in large part upon its ability to maintain high utilization rates at profitable billing margins, as well as on the Company's ability to obtain new projects at new and existing clients.

     Portions of the Company's service revenue is derived from fixed-fee projects, under which the Company assumes greater financial risk if it fails to accurately estimate the costs of projects. The Company assumes greater risk on fixed-fee projects than on time-and-material projects. If a miscalculation for resources or time occurs on fixed-fee projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. The Company recognizes revenue from fixed-fee projects based on its estimate of the percentage of each project completed in a reporting period.

     The Company anticipates that an increasing percentage of its gross profits in the future will be derived from the services component of its business. During the three-month period ended September 30, 2001, services revenue, before special charges, produced approximately 89.5% of the Company's total gross profit compared to 76.3% during the same period in 2000. However, the Company believes that product sales will continue to generate a portion of the Company's gross profit for the foreseeable future.

     The Company offers its clients the ability to source technology products. The Company is authorized by many leading manufacturers of IT products, such as 3Com, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lucent Technologies, Microsoft, NEC, Nortel Networks, Novell and Sun Microsystems to resell their products and provide related services. The Company maintains alliances with distributors of computer technology products including Ingram Micro, Inc. and Tech Data Corporation.

        The Company’s net sales, gross profit, operating income and losses and net income and losses have varied substantially from quarter to quarter and are expected to continue to do so in the future. Many factors, some of which are not within the Company’s control, have contributed and may in the future contribute to fluctuations in operating results. These factors include: the transition from product reseller to IT professional services provider and expected and unexpected costs and events related to such transition; intense competition from other IT service providers; the Company’s dependence upon a limited number of key clients for a significant portion of its business; the short-term nature of the Company’s customers’ commitments; patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries; the timing and size of new projects; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and customer acceptance of new product and service offerings; changes in trends affecting outsourcing of IT services; disruption in sources of supply; changes in product, personnel, and other operating costs; deficiencies in the design and operation of the Company’s internal control structure as identified by the Company and its independent accountants; and industry and general economic conditions. Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. Past operating results and period-to-period comparisons are not necessarily an indication of future operating performance.

         The Company’s operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of the Company’s costs, particularly costs associated with services revenue, such as administrative support personnel and facilities costs, are fixed costs. The Company’s expense levels are based in part on expectations of future revenues. As the Company’s business shifts from product-related sales to services, expense levels may exceed total gross profits as the Company invests in the expansion of its service offerings. If the Company successfully expands its service offerings, periods of variability in utilization may continue to occur. The Company may incur greater technical training costs during such periods.

EDS, L.L.C.

     In August 2001, the Company agreed that certain of its employees could join EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services previously provided by the Company to one of its customers. The Company received a one-time payment net of expenses of $417,000, and has been recorded as other income in the accompanying consolidated financial statements. As a result of this transaction, the Company has incurred monthly reductions of revenue and operating income from this customer of $400,000 and $60,000, respectively. There can be no assurance the Company will be successful in replacing this revenue or operating income with business from this or other customers in the foreseeable future.

ICM EDUCATION DIVISION OF COMPUTER HORIZONS CORP

     On September 4, 2001, the Company announced that it had acquired certain of the assets of the ICM Education Division of Computer Horizons Corp, a premier provider of vendor-authorized technical and private training services for corporations, financial institutions, governmental agencies and professional services firms in the tri-state region for $510,950. The acquisition of ICM is not deemed by the Company to be material and, as such, pro-forma financial information is not presented.

MTA

        In December 1997, the Company entered into a four-year, $20.4 million contract (the “MTA Contract”) with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company’s cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While the Company believes it is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. Historically, the project has been subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s Office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

        On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable the Bureau’s determination will apply to the Company’s cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied the Company’s request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a “dispute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In its complaint, the Company requests that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. Since March 12, 2001, the Company has been corresponding with the Department of Labor in an effort to advance the Department of Labor’s consideration of this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts with respect to the prevailing wage rate.

         The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company’s request, thereby triggering the Company’s right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company’s Request for Equitable Adjustment and Time Extension. In March 2001, the Company appealed the DRO’s denial of the Company’s Request to the New York Supreme Court. The Court held a hearing on the Company’s appeal on May 23, 2001. As of the date of filing for the period ended September 30, 2001, the Court has not yet rendered a ruling in this matter. There can be no assurance the Company will be successful, either in whole or in part, in its efforts to obtain the adjustment of the requested extension.

         Historically, the Company had estimated that project costs would approximate project revenues and, accordingly, had recognized no gross profit on the contract. Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. This charge represents the Company’s current estimated loss on the MTA project. As of September 30, 2001, approximately 75% of the value of the contract was completed.

EurekaGGN

        In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock (the “Series A Financing”) in a private internet start-up – nex-i.com Inc. (“nex-i.com”), which was subsequently acquired by a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation (“EurekaGGN”). The investment represented approximately 30% of nex-i.com equity on an “as converted” basis. The Company recorded it share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the “Series B Financing”), in which the Company did not participate. Following the Series B Financing, the Company’s investment in nex-i.com represented approximately 15% of nex-i.com equity on an “as converted” basis. In connection with the Series B Financing, and in consideration of the Company’s release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A Financing, the Company received 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share (the “warrants”). In February 2001, EurekaGGN merged with and into nex-i.com, in connection with which merger the Company received preferred stock of various classes in EurekaGGN in exchange for the Company’s Series A Convertible Participating Preferred Stock in nex-i.com and the warrants. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to EurekaGGN in exchange for a convertible promissory note, which has since been converted into common stock of EurekaGGN. The Company also committed to invest an additional $382,098 in EurekaGGN under certain conditions, which were not met and as such, the Company has made no further investment. In consideration of the Company’s investment in EurekaGGN, EurekaGGN committed to purchase a minimum of $145,621 of the Company’s network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. EurekaGGN also committed to use good faith efforts to ultimately purchase a minimum of $500,00 of the Company’s services during the twenty-four month period following the closing. EurekaGGN has not yet fulfilled its obligations under the aforementioned commitments. In July 2001, EurekaGGN announced that it had consummated an additional $20 million financing, in which the Company did not participate. This additional financing resulted in the Company having a 1.5% ownership interest in common stock in EurekaGGN, which is now being accounted for under the cost basis method of accounting.

     The Company's interests in EurekaGGN are subject to two agreements among EurekaGGN and its shareholders. The rights and restrictions set forth in the two agreements are not deemed by the Company to be material. The restrictions include a limitation on transfer of the Company's equity interest in EurekaGGN in certain circumstances and the requirements to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, the Company, upon the agreement of a substantial amount of other interest holders, has the right to demand that the Company's equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have the Company's equity interest included in certain other registrations under such Act.

Forward-Looking Statements

     Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are "forward-looking," within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as "expect," "believe," "may," "will," and "intend" or similar terms. These forward-looking statements may include, without limitation, statements regarding the growth in the IT markets, the continuation of the trends favoring outsourcing of management information systems ("MIS") functions by large and mid-sized companies, possible future higher margins in the services component of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the repositioning of the Company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things (a) the substantial variability of the Company's quarterly operating results caused by a variety of factors, some of which are not within the Company's control, (b) the loss of significant revenue and operating income from certain large legacy accounts and the absence of any assurance that the Company will be successful in replacing this revenue or operating income in the foreseeable future, (c) intense competition from other IT service providers, (d) the short-term nature of the Company's customers' commitments, (e) patterns of capital spending by the Company's customers, (f) the timing, size and mix of product and service orders and deliveries, (g) the timing and size of new projects, (h) pricing changes in response to various competitive factors, (i) market factors affecting the availability of qualified technical personnel, (j) the timing and customer acceptance of new product and service offerings, (k) changes in trends affecting outsourcing of IT services, (l) disruption in sources of supply, (m) changes in product, personnel and other operating costs, and (n) industry and general economic conditions; (ii) changes in technical personnel billing and utilization rates; (iii) the intense competition in the markets for the Company's products and services; (iv) the ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing customers; (v) the Company's ability to attract, hire, train, and retain qualified technical personnel; (vi) the Company's substantial reliance on a concentrated number of key customers; (vii) uncertainties relating to potential acquisitions, if any, made by the Company, such as the Company's ability to integrate acquired operations and to retain key customers and personnel of the acquired business; (viii) the Company's reliance on the continued services of key executive officers and salespersons; and (ix) material risks and uncertainties associated with the MTA Contract. These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

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

        In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard will be adopted on January 1, 2002. The Company is currently assessing the impact of SFAS No. 142 on the carrying value of its goodwill, its results of operations and financial condition.

        On August 15, 2001, the FASB issued FASB No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect the adoption of FASB No. 143 to have a material effect on the Company’s results of operations.

         On October 3, 2001, the FASB issued FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of FASB No. 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company does not expect the adoption of FAS No. 144 will have a material effect on the Company’s results of operations.

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 2001 were $22.9 million, compared to $17.2 million at December 31, 2000, an increase of $5.7 million. Working capital at September 30, 2001 was $26.1 million as compared to $26.3 million at December 31, 2000, representing a decrease of $0.2 million.

     Since its inception, the Company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under a credit facility and the net proceeds from the Company's public offerings. The Company's credit agreement with the First Union National Bank expired on December 31, 2000 and was not renewed.

      The increase during the third quarter in cash from operating activities reflected primarily a decrease in Company accounts receivable of approximately $6.7 million. The Company's days sales outstanding in accounts receivable increased from 65 days at December 31, 2000 to 80 days at September 30, 2001. Excluding MTA receivables, days sales outstanding in accounts receivable at September 30, 2001 was 62 days. Cash used in investing activities included the Company's capital expenditures for the first nine months of 2001 of $279,000 primarily for the purchase of computer equipment and software used by the Company, the Company's previous loan to Eureka of $382,000 and the ICM acquisition of approximately $511,000.

     Cash provided and utilized by financing activities included $79,000 for employee stock purchases, reduced by a $17,000 repayment of capital lease obligations.

     The Company's Employee Stock Purchase Plan was approved by the Company's shareholders in May 1998. During 1998, 80,888 shares of common stock were purchased by employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During 2000, 33,548 shares of common stock were purchased by employees under the plan for approximately $117, 000, an average price of $3.51 per share. During the third quarter of 2001, employees purchased 11,589 shares of stock for approximately $22,000, at an average price of $1.87 per share. The Company has issued an aggregate of 211,331 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.14 per share, receiving total proceeds of approximately $875,000. As of September 1, 2001, the Company suspended the Employee Stock Purchase Plan as a cost conservation measure.

     The Company purchases certain inventory and equipment through a financing arrangement with IBM Credit Corporation. At September 30, 2001, there was an outstanding balance of approximately $0.6 million to IBM Credit Corporation under this arrangement. Obligations under this financing arrangement are collateralized by the current inventory balance purchased from IBM through September 30, 2001. The current credit limit with IBM Credit Corporation is $1.5 million.

     The Company believes that its available funds, together with existing and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In connection with the Company's ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, the Company commenced certain legal proceedings as discussed in Part I, Item 2 of this Report (Management's Discussion and Analysis of Financial Condition and Results of Operations) at pp.15-17.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.41	Asset Purchase Agreement dated August 31, 2001 by and between AlphaNet Solutions, Inc. and Computer Horizons Corp.

(b)	Reports on Form 8-K.

On July 16, 2001, the Company filed with the Commission a current report on Form 8-K reporting an event under Item 5-Other Events, and on September 27, 2001, the Company filed with the Commission a current report on Form 8-K reporting an event under Item 5-Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHANET SOLUTIONS, INC.

DATE: November 9, 2001	STAN GANG
By:_________________________________
Name: Stan Gang Title: Chairman and Chief Executive Officer (Principal Executive Officer)

DATE: November 9, 2001	WILLIAM S. MEDVE
By:_________________________________
Name: William S. Medve Title: Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

