Form 10-K
period 2001-12-31
ALPHANET SOLUTIONS INC
filed 2002-03-27
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-27042

ALPHANET SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2554535 (I.R.S. Employer Identification No.)

7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927

_________________

(Address of Principal Executive Office, including Zip Code)

(973) 267-0088

_________________

(Registrant’s telephone number
including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value

(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X                            No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ X ]

     At February 28, 2002, 6,588,413 shares of Common Stock of the Company were outstanding. The aggregate market value of Common Stock held by non-affiliates on February 28, 2002, based on the last sales price on such date, was approximately $7,478,026.

TABLE OF CONTENTS

PART I	1. Business	2
	2. Properties	12
	3. Legal Proceedings	12
	4. Submission of Matters to a Vote of Security Holders	13
PART II	5. Market for the Company’s Common Equity and Related Shareholder Matters	14
	6. Selected Financial Data	14
	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	7A. Quantitative and Qualitative Disclosure About Market Risk	35
	8. Financial Statements and Supplementary Data	35
	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
PART III	10. Directors and Executive Officers of the Company	36
	11. Executive Compensation	39
	12. Security Ownership of Certain Benefical Owners and Management	41
	13. Certain Relationships and Related Transactions	43
PART IV	14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	44

EXHIBIT INDEX	45
FINANCIAL DATA AND SCHEDULES	F-1
SIGNATURES

PART I

Item 1.      Business.

General

     AlphaNet Solutions, Inc is an information technology (“IT”) professional services firm providing expertise in Business Advisory, Technology Implementation, and Managed Services. We also provide professional development services. We endeavor to provide business and technology solutions that enable our clients to meet the demands of the changing IT landscape. We focus on business continuity, security, network architecture and web-enabled managed service solutions. We provide a complete range of technology implementation and support services. Together, these solutions help our clients reduce costs, create value and address the new economics of computing.

     Our customers are primarily Fortune 1000 and other large and mid-sized companies across most major industries throughout the New York, New Jersey and Philadelphia metropolitan areas. Our major professional services customers include Goldman Sachs, Kraft Foods, FleetBoston Financial, Mercedes-Benz of North America, JP Morgan/Chase, Matsushita Electronics and PSE&G.

     We have over 18 years’experience in providing a wide range of professional services in the ever-changing IT marketplace. Starting in 1984 as a technology product-focused reseller of hardware and software, we have evolved as a provider of IT professional services. We focus on meeting the business and technology requirements of the rapidly changing IT landscape in many industry sectors and continue to expand and modify our services to address this changing landscape. We form strategic relationships with select hardware and software manufacturers to develop new business and service offerings and stay at the leading edge of technology.

     We continue to refine our professional services offerings and strategies. In 2001, we launched our AIM (Advise, Implement, and Manage) strategy. This strategy focuses on providing integrated business and technology solutions that enhance IT lifecycle management.

     Most of our services involve newer technologies that include packaged hardware and software solutions. To provide these services, we have significantly enhanced our existing partnerships with hardware and software manufacturers. These partnerships have become increasingly important to our service offerings and can provide us with a competitive advantage in our marketplace. Our current vendor partnerships and certifications include, among others, Microsoft Gold Partner for Enterprise Systems, Cisco Systems Silver Patner, Citrix Gold Partner, Computer Associate Enterprise Storage Partner, and Novell Platinum Partner.

     Our company was incorporated in the State of New Jersey in 1984 under the name AlphaTronics Associates, Inc. In December 1995, we changed our name to AlphaNet Solutions, Inc. The address of our principal executive offices is 7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927, and our telephone number is (973) 267-0088.

     “AlphaNet Solutions,” “eMobile Solutions,” “Digital Defense Strategy,”  “CorServ,” “SecurServ,” “Advanced SecurServ,” and our logo are marks of our company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of our company.

Forward-Looking Statements

     Certain statements are included in this Annual Report on Form 10-K which are not historical and are “forward-looking,” within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as “expect,” “believe,”  “may,” “will,” and “intend” or similar terms. These forward-looking statements may include, without limitation, statements regarding possible future growth in the IT markets, the status of the trends favoring outsourcing of management information systems (“MIS”) functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of the Company’s new service offerings and the utilization of such services by our customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to:

•	the significant decline in demand for our services due to the current slowdown in IT spending;

•	frequent changes in the executive management of our company and the risks associated with our recent retention of a new CEO;

•	the repositioning of our company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things

•	the substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control,

•	intense competition from other IT service providers,

•	the short-term nature of our customers’ commitments,

•	patterns of capital spending by our customers,

•	the timing, size and mix of product and service orders and deliveries,

•	the ability of our company to maintain its vendor certifications,

•	the timing and size of new projects,

•	competitive pricing factors,

•	market factors affecting the availability of qualified technical personnel,

•	the timing and customer response of new product and service offerings,

•	changes in trends affecting outsourcing of IT services,

•	disruption in sources of supply,

•	changes in product, personnel and other operating costs, and

•	industry and general economic conditions;

•	changes in technical personnel realized billing and utilization rates;

•	the intense competition in the markets for the Company’s products and services;

•	the ability to develop, market, provide, and achieve market acceptance of service offerings to new and existing customers;

•	our ability to attract, hire, train, and retain qualified technical personnel;

•	our substantial reliance on a concentrated number of key customers;

•	uncertainties relating to potential acquisitions, if any, made by our company, such as our ability to integrate acquired operations and retain key customers and personnel of the acquired business;

•	our reliance on the continued services of key executive officers and salespersons; and

•	material risks and uncertainties associated with the MTA Contract.

     These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Industry Background

     Information Technology (IT) has become increasingly critical to an organization’s business success. The rapidly changing IT landscape requires organizations to implement, utilize and maintain systems offering optional levels of reliability, scalability, availability, and manageability. The following client and industry drivers are influencing the current direction of IT:

•	Client Drivers

—	Concentration on staff and cost reductions

—	Non-expansion mode, out-tasking to augment internal support

—	Maximization of IT investment for stakeholders and investors

•	Industry Drivers

—	Microsoft Windows 2000/XP deployment and migrations

—	Distributed enterprises moving to the Web

—	Internet, wireless, web appliances and storage

—	Information security and IT business exposure

—	Regulatory and compliance issues

     As a result of these drivers and diminished budgets, many organizations are re-evaluating their network systems and trying to maximize their existing IT investment rather than expanding their systems. The rapid pace of change in networking technology has further increased the complexity of designing and implementing these network systems—increasing the demand for experienced business and technology professionals who can assist businesses in assessing, implementing, and managing complex network solutions.

Services

     Our AIM (Advise, Implement, and Manage) strategy is designed to follow the lifecycle of an organization’s business and technology initiatives. We assist customers in the planning stage (Business Advisory), with implementation of the planned solution (Technology Implementation), and support for the solution (Managed Services), providing a complete end-to-end turnkey solution.

Business Advisory

     We assess an organization’s business processes, consider its initiative and requirements, and create a plan for success. We incorporate industry standard approaches and best practices in the delivery of these services. Through our business consulting services, we assist customers by providing a business technology review, business continuity management services, technology planning and economic assessment and information security. Where applicable, we perform a full range of technical and operational services to effectively prepare customers for the impact of, and compliance with, the Health Insurance Portability and Accountability Act of 1996 (HIPAA). We also provide specialized consulting services that focus on technologies from Microsoft, Novell, Computer Associates, Cisco Systems and Citrix in providing our business advisory services.

Technology Implementation

     We provide the following technology infrastructure and knowledge management solutions, enabling us to identify the critical components of an organization’s information technology infrastructure. These services facilitate the flow of information throughout the enterprise and provide more power and speed to gather data and maximize an organization’s return on investment.

Infrastructure Solutions

•	Network Operating Systems

•	Storage Management

•	Convergent Network Services

•	Wireless & Mobile

•	e-Provisioning Services

¤	Applications (Server-based Computing)

¤	Directory (Active Directory, e-Directory)

Knowledge Management

•	Messaging and Collaboration

•	Portal Development and Implementation

¤	Specialized Digital Dashboards

¤	Enterprise Information and Knowledge Sharing

•	Microsoft .NET Solutions - Information anytime, anywhere

•	Education Services

Managed Services

     We offer the following managed services, which are designed to reduce the risks and costs of operating, maintaining and protecting an organization’s information infrastructure:

•	Managed LAN / WAN –CoreServsm Management of essential infrastructure components such as servers, switches and routers.

•	Managed Security - SecurServsm Management of Firewall and VPN services, URL filtering and connectivity health.

•	Managed e-Commerce - Advanced SecurServsm Extends SecurServ to provide complex intrusion detection, web server health and web content protection.

Professional Development Services

     Our company is authorized and certified by Microsoft, Novell, Lotus, Citrix, and Gartner Institute to offer training classes related to their specific technologies. These classes are utilized by a variety of customers, including network administrators, MIS executives, professional and administrative end-users, as well as our own employees. Many of the courses offered provide attendees with the knowledge to earn specific professional certifications.

     We offer training in a variety of venues, including the client’s facilities, our two education facilities (“Learning Centers”), and over the Internet. Training at the Learning Centers focuses on technical and business skills courses for customers, employees, and the general public.

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

     The Professional Development organization provides an ancillary benefit to our company by reducing our cost to train our technical workforce while providing us with highly skilled consultants. We believe that our Professional Development organization provides a strategic benefit in attracting technical talent to our company.

Product Sales

     We provide our clients with a single source solution by offering IT products from leading hardware and software manufacturers. In 2001, 31% of our net sales and 14% of our gross profits before special charges were generated from product sales. Historically, we offered PC workstations, network file servers, networking and communications equipment, application and operating systems software and related value-added services such as electronic product ordering, product configuration, testing warehousing and delivery through our established vendor alliances with Ingram and Tech Data, major aggregators and distributors of computer hardware and software. In January 2002, we entered into an agency arrangement with More Direct, Inc. (“MoreDirect”). MoreDirect operates an internet-based, business-to-business electronic marketplace which enables information technology buyers to efficiently source, evaluate, purchase and track a wide variety of computer hardware, software and related technology products from leading technology wholesale distributors. We expect that our product fulfillment and related product sales and gross profits will decrease as MoreDirect fulfills our clients’ technology product requirements in which we act as an agent for our customers.

Sales and Marketing

     We currently focus our sales and marketing efforts on two target markets: (i) the Enterprise level-large Fortune 1000 companies; and (ii) other large and mid-sized customers. Sales and marketing initiatives were conducted with 22 employees as of December 31, 2001. Our direct sales and support personnel provide account penetration and management, enhanced communications and long-term relationship-building with our existing and potential customers. We focus our sales and marketing efforts primarily in the New York, New Jersey and Philadelphia metropolitan areas. Given the concentration of major corporations in these regions and the trend toward outsourcing of IT services, we do not currently anticipate expanding the geographic scope of our sales efforts.

     Each salesperson’s compensation is, in whole or in part, commission-based. Sales leads are derived primarily from individual business contacts and customer referrals from alliance partners, vendor partners and suppliers, as well as available industry research and reports.

     Our sales efforts are intended to focus on the business drivers of our clients’ technology initiatives. We utilize our experienced senior network engineers and business consultants with our direct sales personnel as part of our team approach to sales. Our sales personnel also participate in training programs designed by manufacturers to introduce their new and upgraded products and provide industry information and sales technique instruction. We believe we maintain a competitive advantage by continually educating our sales force on the latest business and technology sales techniques and through the involvement of high-level business and technical personnel in the sales process.

Customers

Our major customers include:

Goldman Sachs & Co.	MTA New York City Transit
Nabisco / Kraft	Matsushita Electric Corp.
FleetBoston Financial	Fuji Photo Film USA, Inc.
PSE&G	Lucent Technologies
Mercedes-Benz of North America	Ernst & Young LLP

     During 2001, Goldman Sachs, Nabisco/Kraft, FleetBoston Financial and PSE&G accounted for 15%, 13%, 13% and 11% respectively, of net sales. During the fiscal year ended December 31, 2000, FleetBoston Financial and Goldman Sachs accounted for 17% and 13%, respectively of our net sales. During the fiscal year ended December 31, 1999, PSE&G and Mercedes-Benz of North America accounted for approximately 13% and 12%, respectively of our net sales. No other customer accounted for more than 10% of our net sales during the three years ended December 31, 2001. Sales to our top ten customers totaled approximately 76%, 73% and 65% of net sales for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively. In December 1997, we entered into a four–year, $20.4 million contract with the MTA (“MTA Contract”) to project manage, furnish and install local and wide-area computer network components throughout the MTA’s over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The aggregate amount of this contract was subsequently increased to $20.6 million. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

     Except for the MTA Contract, there are no ongoing written commitments by customers to purchase products from us. All of our product sales are made on a purchase-order basis. Almost all services are provided through written commitments.

     A significant reduction in orders from any of our largest customers could have a material adverse effect on our results of operations. There can be no assurance that our largest customers will continue to place orders with us, or that orders by such customers will continue at their previous levels. Our service contracts generally are terminable upon relatively short notice. There can be no assurance that our service customers will continue to enter into service contracts with us or that existing contracts will not be terminated.

Suppliers

     We rely on manufacturers and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components sold and serviced by the Company. Historically, we primarily utilized Ingram and Tech Data, both major aggregators of computer hardware and software, to procure the majority of our products for resale to our customers. In January 2002, we entered into an agency arrangement with MoreDirect, Inc. (“MoreDirect”). MoreDirect operates an internet-based, business-to-business electronic marketplace which enables information technology buyers to efficiently source, evaluate, purchase and track a wide variety of computer hardware, software and related technology products from the manufacturers of lending technology wholesale distributors. We are planning for and expect that our product fulfillment and related product sales will decrease as MoreDirect fulfills our clients’technology product requirements.

     The distribution agreements with Ingram and Tech Data give us access to these aggregators’extensive inventories and provide us with electronic ordering capability, product configuration, testing, warehousing and delivery. We order IT products, including workstations, servers, enterprise computing products, networking and communications equipment, and application software from such aggregators on an as needed basis, thereby reducing the Company’s need to carry large inventories.

     Our purchases from Ingram accounted for approximately 53%, 49%, and 57% of our total product purchases in 2001, 2000, and 1999, respectively. Such purchases totaled approximately $7.5 million, $19.2 million and $41.9 million during such respective periods. Our agreement with Ingram may be terminated with or without cause by either party upon 30 days prior written notice. Our purchases from Tech Data accounted for 9%, 22% and 10% of our total product purchases in 2001, 2000, and 1999, respectively. These purchases totaled approximately $1.3 million, $8.8 million and $7.5 million during such respective periods. Our agreement with Tech Data may be terminated with or without cause by either party upon 30 days prior written notice. Our agreements with Ingram and Tech Data provide for discounted pricing and rebates, provided that the Company meets agreed-upon purchase level targets.

     In addition to our agreements with MoreDirect, Ingram and Tech Data, we maintain standard authorized dealership agreements directly with many leading manufacturers of computer hardware and software. Under the terms of these agreements, we are authorized to resell to end users and provide warranty service (for which we are paid by the manufacturers) on the products of such manufacturers. In general, the agreements do not mandate minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. However, some of our vendor partners require minimum purchases of their products to maintain certain levels of authorization. Failure to meet these minimum purchases may result in a lower level of authorization or termination of an authorization. Many of such agreements are based upon our continued relationships with authorized aggregators. Generally, however, we have not purchased products directly from these manufacturers.

Competition

     The markets for our IT products and services are intensely competitive. We believe that the principal competitive factors in the market for IT products and services include breadth of offerings, price, customer service, technical expertise, the availability of skilled technical personnel, adherence to industry standards, financial stability and reputation. Our competitors include specialty consulting and other IT service providers, established computer product manufacturers (some of which supply products to us), distributors, aggregators, computer resellers (many of which are able to purchase products at prices lower than the prices that are available to us), and systems integrators. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than ours. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to the sale of IT products and services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors or customers of our company, offer new or improved products and services to our customers, or increase their efforts to gain and retain market share through competitive pricing. As the market for IT services has matured, price competition has intensified and is likely to continue to do so. This has resulted in continued industry-wide downward pricing pressure. Such competition in IT products and services has adversely affected, and likely will continue to adversely affect, our gross profits, margins and results of operations. We believe there are low barriers to entry into its markets which enable new competitors to offer competing products and services. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

     We believe that we compete effectively by providing expert Business Advisory, Technology Implementation and Managed Services. In addition, we have been a proven resource in the IT industry for over 18 years, have a strong balance sheet and a significant number of trained and certified engineers and consultants. We also believe that we distinguish ourselves from our competition on the basis of our technical expertise, competitive pricing, vendor partnerships and certifications, relationships with MoreDirect, Ingram and Tech Data, direct sales strategy and customer-service orientation. Based on the level of our recurring business with many of our large customers, we believe that we compare favorably to many of our competitors with respect to the principal competitive factors set forth above. There can be no assurance that we will be able to continue to maintain these attributes.

Employees

     As of December 31, 2001, we employed 257 full-time employees, of whom 182 were technical personnel, 22 were engaged in sales and marketing, and 53 were engaged in finance, administration and management. As of December 31, 2000, we employed 475 full-time employees. The total number of technical personnel declined from 371 in 2000 to 182 in 2001. We implemented reductions-in-force throughout 2001 due to lower-than-expected demand for technical services.

     None of our employees are represented by a collective bargaining agreement. Substantially all employees have executed an invention assignment and confidentiality agreement. In addition, we require that all new employees execute such agreement as a condition of employment. While there is strong competition for experienced sales and marketing personnel and qualified technical professionals, we believe that we have been successful in attracting and retaining skilled and experienced personnel. We consider our relations with our employees to be good.

     Our success depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales personnel, particularly for high-end network services. There can be no assurance that we will be successful in attracting and retaining the technical personnel necessary to conduct and expand our operations successfully. Our ability to implement our strategy to expand and broaden the services component of our business and improve our results of operations could be materially adversely affected if we are unable to attract, hire, train and retain qualified technical personnel.

Item 2.      Properties.

     We currently lease or sublease all of our facilities. We lease our headquarters in Cedar Knolls, New Jersey, totaling approximately 38,000 square feet of office space. We are currently consolidating and attempting to sublet a portion of our Cedar Knolls facility. There can be no assurance that we will be successful in our efforts to sublease this space. The current lease expires in September 2003 and contains renewal options for two additional five-year terms. We lease additional office space in Cedar Knolls, New Jersey, totaling 4,699 square feet, which we have sublet pursuant to a sublease agreement expiring in November 2002. We also leased a facility in Parsippany, New Jersey, which totaled 5,253 square feet, which we had sublet pursuant to a sublease agreement. The lease expired in May 2001; we have not renewed the lease. We lease office space for a Learning Center in Iselin, New Jersey, consisting of 6,710 square feet and in Princeton, New Jersey, consisting of 3,398 square feet. Other leased office space includes a 16,800-square-foot eMobile Support Center located in East Hanover, New Jersey. We leased approximately 5,410 square feet of office space in King of Prussia, Pennsylvania for our Philadelphia-area sales office. On December 31, 2001 this lease expired and was not renewed. We believe our headquarters, sales offices, Learning Center and eMobile Support Center are adequate to support our current level of operations. See Note 8 of Notes to Consolidated Financial Statements.

Item 3.      Legal Proceedings.

     On July 7, 2000, Polo Ralph Lauren Corporation (“Polo”) filed a counterclaim against us in a lawsuit which we filed against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County) for collection of an overdue receivable in the amount of $893,330. In June 2001, we reached a settlement with Polo, in which we received payment of $375,000 from Polo. The matter is now closed.

     In connection with our ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, we have filed certain legal proceedings as further discussed in Item 7 of this Report.

     On March 18, 2002, the Company received a copy of a Complaint filed by a current and former employee in the Superior Court of New Jersey, Law Division (Bergen County) against our company and certain of its employees alleging employment-related claims. The plaintiffs are seeking compensatory and punitive damages in an unspecified amount, attorneys’fees and costs of suit. Our company and the named individual defendants believe they have meritorious defenses to the plaintiffs’ claims and are prepared to defend against them vigorously.

     We have no knowledge of any other material litigation to which we are a party or to which any of our property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.     Market for the Company’s Common Equity and Related Shareholder Matters.

     Our Common Stock is traded on the Nasdaq National Market under the symbol “ALPH.” The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported by the Nasdaq National Market.

QUARTER ENDED 2000
HIGH	LOW
March 31 (1st qtr.)	$ 11.75	$ 4.25
June 30 (2nd qtr.)	6.56	3.63
September 30 (3rd qtr.)	5.00	2.38
December 31 (4th qtr.)	4.25	1.38

QUARTER ENDED 2001
HIGH	LOW
March 31 (1st qtr.)	$ 2.13	$ 1.31
June 30 (2nd qtr.)	2.36	1.06
September 30 (3rd qtr.)	3.20	1.15
December 31 (4th qtr.)	2.10	1.46

     The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

     On February 28, 2002, the closing sale price for the Common Stock on the Nasdaq National Market was $2.00 per share. As of February 28, 2002, the approximate number of holders of record of the Common Stock was 314 and the approximate number of beneficial holders of the Common Stock was 2,532.

     Since going public in 1996, we have not paid any dividends.

Item 6.     Selected Financial Data.

     The selected consolidated financial data presented below has been derived from our consolidated financial statements as audited by PricewaterhouseCoopers LLP, independent accountants. Consolidated balance sheets at December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001 and notes thereto appear elsewhere in this Report. The selected financial data presented below at December 31, 1999, 1998 and 1997 and for the years ended December 31, 1999 and 1998 has been derived from audited financial statements which are not included in this Report.

     The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997(8)
	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product	$ 15,764	$ 43,967	$ 83,298	$116,908	$147,602
Services and support	35,859	46,373	53,265	54,628	43,790

	51,623	90,340	136,563	171,536	191,392

Cost of sales:
Product	13,853	40,212	75,409	103,522	130,314
Services and support(1)	24,606	32,992	35,493	37,058	29,013
Other charges (2)	--	4,851	--	--	--

	38,459	78,055	110,902	140,580	159,327

Gross profit:
Product	1,911	3,755	7,889	13,386	17,288
Services and support(1)	11,253	13,381	17,772	17,570	14,777
Other charges (2)	--	(4,851)	--	--	--

	13,164	12,285	25,661	30,956	32,065

Operating expenses:
Selling, general & administrative (3)	17,565	23,969	24,743	27,505	22,761
Write-off of goodwill (4)	1,874	--	--	--	--
(Recovery) write-off of
capitalized asset (5)	--	--	(139)	2,476	--

	19,439	23,969	24,604	29,981	22,761

Operating income (loss)	(6,275)	(11,684)	1,057	975	9,304
Nex-i.com / Eureka loss (6)	(382)	(2,249)	--	--	--
Other income (expense), net (7)	1,163	1,465	879	359	61

Income before income taxes	(5,494)	(12,468)	1,936	1,334	9,365
Provision for income taxes	--	474	794	623	3,844

Net income (loss)	$(5,494)	$(12,942)	$ 1,142	$ 711	$ 5,521

Earnings (loss) per share - Basic	$ (0.86)	$ (2.04)	$ 0.18	$ 0.11	$ 0.97

Weighted average shares outstanding	6,422	6,353	6,253	6,272	5,719

Earnings (loss) per share - Diluted	$ (0.86)	$ (2.04)	$ 0.18	$ 0.11	$ 0.93

Weighted average shares outstanding	6,422	6,353	6,265	6,331	5,905

	Year Ended December 31,
	2001	2000	1999	1998	1997(8)
	(in thousands, except per share data)
Balance Sheet Data:
Working capital	$23,787	$26,303	$37,841	$35,375	$33,123
Total assets	34,312	43,005	56,021	61,894	72,541
Long term debt and capital lease
obligations, less current
portion	--	8	31	49	--
Shareholders’ equity	26,342	31,756	43,834	42,536	41,722

(1)	Our company recorded special charges relating to severance paid to consultants in 2001 in the amount of $342,000.

(2)

In 2000, we recorded special charges of $4.9 million which included a $4.4 million charge for our estimated cost to complete the MTA Contract, and $0.5 million associated with unrecoverable vendor charges.

(3)

In 2001, we incurred special charges totaling $1.6 million, consisting of $1.0 million of severance and other compensation payments, $0.3 million of facility consolidation costs and $0.3 million in consulting costs. In 2000, special charges totaled $1.9 million and included $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectable accounts receivable related to, among other things, various receivables from our telecom business. In 1999, we recorded a provision for uncollectable accounts receivable of $1.5 million.

(4)	In 2001, we wrote-off our legacy product business goodwill relating to the acquisition of Lande, Lior and Omnitech.

(5)

Reflects a one-time write-off in 1998 of capitalized software and consulting fees associated with our termination of an integrated accounting software program and implementation thereof. In 1999, we were successful in recovering $139,000 of such costs.

(6)

In January 2000, we acquired a 30% equity interest (on an as converted basis) in nex-i.com Inc. (“nex-i.com”) for $1.8 million and in May 2000 incurred an additional cost of $416,000 from the issuance of warrants to an advisor in connection with such investment. Our equity interest in nex-i.com was subsequently reduced as a result of an additional financing of nex-i.com in July 2000, in which we did not participate. During 2000, we recognized losses to the extent of our investment based upon our preferred stock funding interest and such losses amounted to approximately $2.2 million. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation (“Eureka”), merged with and into nex-i.com, in connection with which merger we received a series of preferred securities of Eureka in exchange for our equity securities of nex-i.com and loaned $382,000 to Eureka. In July 2001, the Preferred Securities and Loan were converted to Common Stock. We wrote-off the investment of $382,000 in the fourth quarter of 2001 after Eureka’s principal operations were negatively impacted by the events of September 11th, 2001.

(7)

In August 2001, certain of our employees joined EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services previously provided by us to one of our customers. Our company recorded fees paid to it by EDS in connection with its hiring of such employees amounting to approximately $0.4 million and such fees were recorded as other income. In the third quarter of 2000, we recorded a gain of $370,000 relating to the settlement of litigation.

(8)

On August 1, 1997, we consummated the acquisition of certain assets and assumed certain liabilities of the Lande Group, Inc. (“Lande”), a computer equipment reseller and provider of systems integration services, for $1.5 million, including acquisition costs. The original acquisition price was $1.8 million, subsequently reduced by the return of $250,000 held in escrow. The operations related to the acquired assets and liabilities of Lande are included in the accompanying consolidated financial statements subsequent to August 1, 1997. See Note 3 of Notes to Consolidated Financial Statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

   General

     Founded in 1984, we are an IT professional services firm providing business consulting, infrastructure design and implementation, managed services, business continuity planning, and security and professional development to Fortune 1000 and other large and mid-sized companies located primarily in the New York-to-Philadelphia corridor. In 2001, the Company’s professional service activities and related revenues accounted for 69% of its business.

     Except for the MTA Contract entered into in December 1997, there are no ongoing written commitments by customers to purchase products from us and all product sales are made on a purchase-order basis. As the market for IT products has matured, price competition has intensified and is likely to continue to intensify. During 2001 and 2000, our gross profits, margins and results of operations were adversely affected by such continued product pricing pressure and by a significant reduction in product purchase orders from our customers. In addition, our gross profits, margins and results of operations could be adversely affected by a disruption in our sources of product supply.

     In 2001, we emphasized professional services which command higher margins than product sales. We have entered into an arrangement which will allow us to outsource most of our product procurement business and concentrate on our core offerings in three main areas: Business Advisory, Technology Implementation and Managed Services. Within these three areas, several new services were added in 2001. In Business Advisory there are two areas of specialization: Business Consulting and Enterprise Technology Solutions. Business Consulting assesses common business processes such as security, technology assessment and economic justification, business continuity (contingency planning) and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Enterprise Technology Solutions provide vendor-specific consulting services from strategic partners such as Microsoft and Cisco. In Technology Implementation, there are two areas of specialization: Infrastructure and Information Management services. In 2001, three additional services were added: Storage Management, Wireless & Mobile and Portal Services. In connection with our Managed Services offerings, we have rebranded the Managed Services we provide to our clients. CorServSM provides base-level real-time monitoring and management of essential infrastructure components. SecurServSM extends the CorServ services to include firewalls and other essential security components, providing managed URL filtering for traffic control. AdvanceSecurServSM provides complex intrusion detection and web content protection services. We have moved the primary functionality of these management and monitoring services to a highly secure and redundant facility. This has enabled us to streamline our operations and reduce the costs associated with delivering these services, while at the same time significantly increasing the reliability and security of these offerings. The competition for quality technical personnel has decreased as compared to previous years. This is primarily due to a slow economy.

     Over the past few years, we embarked on a plan to shift our business model from a product reseller and integration business to a model that focuses on higher-margin technology professional services. As a result of this shift, our product sales have declined significantly. During the fourth quarter of 2001, management concluded that the carrying value of goodwill amounting to $1.9 million related to this business was not recoverable.

     Although it remains our objective to shift our professional services business towards higher-end business advisory, managed services and related revenues, we nevertheless currently derive approximately 97% of our professional services business from technology implementation services, including deskside and network support help desk services and training. There can be no assurance that we will be successful in improving our penetration of the higher-end technology consulting services market in the future.

     In 2001, we faced reduced manpower requirements due to an industrywide shift in IT spending, including a pronounced slowdown in IT spending, principally resulting from the recent economic downturn. In 2001, we reduced our employee population from approximately 475 employees to 257 employees as at December 31, 2001 as a result of our reduced revenue stream.

     Many companies reduced their IT expenditures in 2001 due to the economic downturn. This reduction adversely impacted our business, particularly our IT staffing and professional services groups. We believe that industry trends are being driven by, among other things, the Internet, Microsoft and the tragic events of September 11, 2001. These trends include enhanced demand for information security and related business continuity offerings, wireless integration and the architecture, deployment and support of Microsoft’s new operating systems and .NET strategy. We are focused on delivering these newer services. Our efforts include new and enhanced partnerships with industry leaders such as Microsoft, Novell, Cisco and Computer Associates and the realignment of our professional services and sales personnel towards these new business and technology services.

     Our cost of sales includes primarily, in the case of product sales, the cost to us of products acquired for resale and, in the case of services and support revenue, salaries and related expenses for billable technical personnel. Our selling, general and administrative costs consist of operating expenses, including personnel and related costs, such as sales commissions earned by employees involved in the sales of IT products, services and support. Personnel costs also include direct sales, marketing and sales support, and general and administrative personnel costs. Sales commissions are recorded as revenue is recognized.

     During the last three fiscal years, the gross margins earned on services and support sales, or professional services decreased from 33.4% for 1999, to 28.9% for 2000, and increased to 32.3% for 2001. We believe that our ability to provide a broad range of technical services, coupled with our long-term relationships with large customers, provides us with the potential to grow our professional services business.

     Our net sales, gross profit, operating income and net income and losses have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within our control, have contributed and may in the future contribute to fluctuations in operating results. These factors include:

•	the short-term nature of our customers’ commitments;

•	patterns of capital spending by customers; the timing, size, and mix of product and service orders and deliveries;

•	the timing and size of new projects;

•	o pricing changes in response to various competitive factors;

•	market factors affecting the availability of qualified technical personnel;

•	timing and customer acceptance of new product and service offerings;

•	changes in trends affecting outsourcing of IT services;

•	disruption in sources of supply;

•	changes in product, personnel, and other operating costs; and

•	industry and general economic conditions.

     Operating results have been and may in the future also be affected by the cost, timing and other effects of acquisitions, including the mix of revenues of acquired companies. Therefore, you should not rely upon past operating results and period-to-period comparisons as an indication of future operating performance.

     Our operating results have been and will continue to be impacted by changes in technical personnel billing and utilization rates. Many of our costs, particularly costs associated with services and support revenue, such as administrative support personnel and facilities costs, are primarily fixed costs. Our overall expense levels are based in part on expectations of future revenues.

     Our company makes certain judgments and estimates in preparing its financial statements. Our company’s most significant accounting estimates include assessing the collectibility of accounts receivable, inventory valuation, rebate accruals, the realizability of the MTA contract costs, the realizability of deferred tax assets, and the amortization period and carrying value of intangibles. Actual results could differ from those estimates.

Revenue Recognition

     We recognize sales of products when title and risk of loss pass to the customer, which takes place either when the products are shipped or upon delivery to the customer based upon the sales terms of the respective transactions. Under the arrangement with MoreDirect, we do not recognize sales of product to our customers; we receive an agency fee associated with such sales from MoreDirect. Consulting and other services and support revenue is recognized when the applicable services are rendered. We recognize revenue on service contracts on a prorated basis over the life of the contracts. Revenues under the Metropolitan Transit Authority Contract (the “MTA Contract”) are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Prepaid fees related to the Company’s training programs are deferred and amortized to income over the duration of the applicable training program. Deferred revenue is included in accrued expenses and represents the unearned portion of each service contract and the unamortized balance of prepaid training fees received as of the balance sheet date.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis. We regularly review inventory quantities on hand and write down our inventory for estimated market value based upon assumptions about future demand and market conditions. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. If our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our estimates of future product demand, any significant unanticipated changes in demand, industry or product technological developments could have a significant impact on the value of our inventory and our reported operating results.

Valuation of Intangibles and Long-Lived Assets

        We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on current and estimated future profitability and undiscounted cash flows.

        As a result of the implementation of SFAS 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, goodwill will no longer be amortized to the income statement. In lieu of amortization, we are required to perform an initial impairment review of our goodwill and an annual impairment review thereafter. As a result of our initial impairment review, we do not believe that any impairment charge is required. However, there can be no assurance that a material impairment charge will not be required as a result of future annual reviews.

Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires use of the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

        The Company has provided a valuation allowance against its deferred tax assets due to the uncertainty of their realization. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The reduction in the valuation allowance could have a material positive affect on our net results in the period in which such determination is made. In addition, our effective tax rate would likely increase significantly in periods subsequent to the initial reversal of the valuation allowance.

Accounts Receivable and Rebates

        We regularly review the collectibility of accounts receivable and rebates due from clients and vendors, respectively. We make estimates of expected realization of these assets. There can be no assurance that additional charges will not be required as a result of future reviews.

MTA Contract

     In December 1997, we entered into a four-year, $20.4 million contract with the Metropolitan Transportation Authority of New York to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. We are the prime contractor on this project and are responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate our services and complete the MTA Contract itself at our cost. In the event of unexcused delay by us, we may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While we are currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, managed by the New York City Controller’s office, over which our company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     We have performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, we submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied our request, thereby triggering our right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). We filed our Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full our Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, we appealed the DRO’s denial of our Request to the New York Supreme Court. The Court has not yet ruled on our appeal.

     On July 19, 2000, the MTA advised us of a determination by the Bureau of Labor Law (hereinafter, the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by us to perform cabling work have been classified as telecommunications workers. We believe it is probable that the Bureau’s determination will apply to our cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, we expect to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied our request for a change order to compensate us for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, we initiated a “dispute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, we request that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate us for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised us that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. On February 12, 2002, we were informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that our claim is not one that is governed by federal regulations or one over which the Department is willing to exercise jurisdiction. We are currently awaiting a formal response from the Department to this effect and will decide upon appropriate action after review of such response. There can be no assurance we will be successful, in whole or in part, in our efforts.

     In the second quarter of 2000, our company recognized a loss of $4.4 million for costs estimated to be in excess of the MTA contract value. For the years ended December 31, 2001 and 2000, revenues recorded in connection with the MTA Contract amounted to approximately $3.7 million and $5.3 million, respectively. For the year ended December 31, 2001, our company recognized no gross margin on such revenue.

MoreDirect, Inc.

     During the fourth quarter of 2001, we initiated an effort to undertake a fundamental change in dealing with client product requirements. This effort was finalized in January 2002, and we signed an agreement with MoreDirect, Inc., a leading web-enabled solution provider for the procurement of corporate IT products, whereby MoreDirect will provide product-related procurement services to our clients and we will receive an agency fee on such sales from MoreDirect. The arrangement provides that MoreDirect will bill our clients and assume product and the customer receivable risk, and that MoreDirect will deal directly with our clients.

EDS, L.L.C.

     In August 2001, we agreed that certain of our employees could join EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services previously provided by us to one of our customers. We received a one-time payment of $417,000, which we recorded as other income in the accompanying consolidated financial statements. As a result of this transaction, we have incurred monthly reductions of revenue and operating income from this customer of $400,000 and $60,000, respectively. We cannot assure you that we will be successful in replacing this revenue or operating income with business from this or other customers in the foreseeable future.

ICM Education Division of Computer Horizons Corp.

     In September 2001, we acquired certain of the assets of the ICM Education Division of Computer Horizons Corp., a premier provider of vendor-authorized technical and private training services for corporations, financial institutions, governmental agencies and professional services firms in the tri-state region for $511,000. We do not deem the acquisition of ICM Education Division to be material.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales, and the percentage change in the dollar amount of the identified line items compared to the prior year:

	Percentage of Net Sales Year Ended December 31,			Percentage Increase Decrease of the Identified Line Items
	2001	2000	1999	2001 Over 2000	2000 Over 1999
Net sales:
Product	30.5%	48.7%	61.0%	(64.1)%	(47.2)%
Services and support	69.5	51.3	39.0	(22.7)	(12.9)

	100.0	100.0	100.0	(42.9)	(33.8)
Cost of sales	74.5	86.4	81.2	(50.7)	(29.6)

Gross profit	25.5	13.6	18.8	7.2	(52.1)

Operating expenses:
Selling, general & administrative:	34.0	26.5	18.1	(18.9)	(3.1)
Write-off of goodwill	3.6	--	--
(Recovery) write-off of capitalized
asset	--	--	(0.1)	--	--

	37.6	26.5	18.0	(18.9)	(2.6)

Operating income	(12.1)	(12.9)	0.8	46.3	(1,205.4)

Other income (expense), net	1.5	(0.9)	0.6	199.6	(189.2)

Income before income taxes	(10.6)	(13.8)	1.4	55.9	(744.0)

Provision for income taxes	--	0.5	0.6	100.0	(40.3)

Net income	(10.6)%	(14.3)%	0.8%	57.5%	(1,233.3)%

Gross profit (as a percentage of related net
sales):
Product	12.1%	8.5%	9.5%	(42.2)%	(52.4)%
Services and support	31.4%	28.9%	33.4%	(15.9)%	(24.7)%

     Comparison of Years Ended December 31, 2001 and 2000

     Net Sales:  Net sales in 2001 of $51.6 million decreased 42.9%, or $38.7 million, from net sales of $90.3 million in 2000. We have continued to focus on professional services. As a result, revenue from sales of products as a percentage of overall revenues has declined from 48.7% in 2000 to 30.5% in 2001, while services and support revenues as a percentage of overall revenues has increased from 51.3 % in 2000 to 69.5% in 2001. Services and support revenue in 2001 of $35.9 million decreased 22.7%, or $10.5 million, from $46.4 million in the prior year. Product sales in 2001 of $15.8 million decreased 64.1%, or $28.2 million, from $44.0 million in the prior year. Our primary sales effort is directed at selling professional services, and product sales are offered on a select basis as a supplement to the professional services offerings, and in 2002 will be offered primarily through our agency arrangement with MoreDirect. Revenue under the MTA Contract (consisting of both product and services) amounted to approximately $3.7 million and $5.3 million for the years ended December 31, 2001 and 2000, respectively.

     Gross profit:  Gross profit in 2001 of $13.2 million increased 7.2%, or $0.9 million, from gross profit of $12.3 million in 2000, increasing as a percentage of revenues to 25.5% in 2001 from 13.6% in 2000. The increase in the gross profit percentage is attributable to selective product sales with higher margins, an increase in service and support margins and nonrecurring other charges of $4.9 million in 2000, consisting of $4.4 million associated with our MTA contract and $0.5 million associated with non-recoverable vendor charges. Gross profit from services and support activities in 2001 of $11.3 million decreased 15.9%, or $2.1 million, from $13.4 million in 2000 and increased as a percentage of services and support revenues to 31.4% in 2001 from 28.9% in 2000. Our company recorded $0.3 million of severance in 2001. Gross profit from product sales in 2001 of $1.9 million decreased 49.1%, or $1.9 million, from $3.8 million in 2000, while increasing as a percentage of product sales to 12.1% in 2001 from 8.5% in 2000. Our company recognized no gross profit on the MTA contract in 2001.

     Selling, general and administrative expenses:  Selling, general and administrative expenses in 2001 of $17.6 million decreased 26.7%, or $6.4 million, from $24.0 million in 2000. In 2001, we recorded special charges totaling $1.6 million, which included $1.0 million of severance and other special compensation payments, $0.3 of facility consolidation costs and $0.3 million in consulting costs. In 2000, our company recorded special charges totaling $1.9 million, consisting of $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectable accounts receivable related to, among other things, various receivables for our telecom business, divested during 2000.

     Goodwill write-off:  In the fourth quarter of 2001, our company wrote off its product business goodwill of $1,874,000.

     Other income (expense), net:  Other income (expense) consisted of interest income of $0.7 million in 2001, and $0.4 million in fees paid to our company by EDS in connection with its hiring of certain of our employees in connection with the selection of EDS for services previously provided by us to one of our customers. In 2000, other income (expense) consisted of interest income of $1.1 million and $0.4 million associated with the settlement of litigation. Interest income decreased from 2000 as a result of lower interest rates.

     In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation, merged with and into nex-i.com, in connection with which merger we received a series of preferred securities of Eureka in exchange for our equity securities of nex-i.com and loaned $382,000 to Eureka. The preferred securities and loan were converted to Eureka common stock in July 2001. In the fourth quarter, our company wrote off the investment it held in the common stock in the amount of $382,000, after Eureka’s principal operations were negatively impacted by the events of September 11th, 2001.

     Provision for income taxes:  In 2001, we recorded at a 41.0% effective rate, a $2,248,000 tax benefit, and income tax valuation allowance of $2,248,000. The provision for income taxes in 2000 was $474,000. Income tax benefits of $4,979,000 were provided for at a 41.0% effective tax rate for 2000. In 2000, tax adjustments of $5,586,000 were recorded, including a valuation allowance of $5,453,000 and other items of $133,000. Our company expects that it will record a tax benefit of $1.8 million in 2002 associated with 2001 tax losses, which can be carried back to prior tax years, resulting from recently enacted changes to the Internal Revenue Code.

Comparison of Years Ended December 31, 2000 and 1999

     Net sales:  Net sales in 2000 of $90.3 million decreased 33.8%, or $46.2 million, from net sales of $136.6 million in 1999. We have continued to focus on our strategy of repositioning our company to a professional services company. As a result, revenue from sales of products as a percentage of overall revenues has continued to decline, from 61.0% in 1999 to 48.7% in 2000, while services and support revenues as a percentage of overall revenues has increased from 39.0% in 1999 to 51.3% in 2000. Services and support revenue in 2000 of $46.4 million decreased 12.9%, or $6.9 million, from $53.3 million in the prior year. Many of the services which we performed in prior years such as desktop support services, configuration and installation were performed to support product sales. As product sales declined, a portion of our service revenues also declined. Product sales in 2000 of $44.0 million decreased 47.2%, or $39.3 million, from $83.3 million in the prior year. Our primary sales effort is directed at selling professional services, and product sales are offered on a select basis as a supplement to the professional services offerings. Revenue under the MTA Contract (consisting of both product and services) amounted to approximately $5.3 million and $3.5 million for the years ended December 31, 2000 and 1999, respectively.

     Gross profit:  Gross profit in 2000 of $12.3 million decreased 52%, or $13.4 million, from gross profit of $25.7 million in 1999, decreasing as a percentage of revenues from 18.8% in 1999 to 13.6% in 2000. The decline is attributable to a reduction in net sales, lower product and services and support margins, and to second quarter charges of $4.4 million associated with our contract with the MTA and $0.5 million associated with unrecoverable vendor charges. Gross profit from services and support activities in 2000 of $13.4 million decreased 24.7%, or $4.4 million, from $17.8 million in 1999 and also declined as a percentage of services and support revenues from 33.4% in 1999 to 28.9% in 2000. Gross profit from product sales in 2000 of $3.8 million decreased 52.4%, or $4.1 million, from $7.9 million in 1999, while declining as a percentage of product sales from 9.5% in 1999 to 8.5% in 2000.

     Selling, general and administrative expenses:  Selling, general and administrative expenses in 2000 of $24.0 million decreased 3.1%, or $0.8 million, from $24.7 million in 1999. In 2000, we recorded special charges of $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectable accounts receivable related to, among other things, various receivables from our company’s telecom business, divested during the year. In 1999, we recorded a special charge for uncollectable accounts receivable of $1.5 million.

     Interest income, net:  Interest income increased from $0.6 million in 1999 to $1.1 million as a result of higher cash balances throughout 2000.

     Nex-i.com:   In January 2000, we invested in Series A convertible participating preferred stock of nex-i.com Inc. We recorded our share of losses incurred by nex-i.com to the full extent of the cost of our investment.

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

Risk Factors:

     We offer business consulting, infrastructure design, managed services, business continuity planning, and security. We also offer enterprise solutions including remote network management and call center support, as well as professional development. Services revenue is recognized as such services are performed. Most of our services are billed on a time-and-materials basis. Our professional development and services are fee-based on a per-course basis. Generally, our service arrangements with our customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of our business is personnel costs which consist of salaries, benefits, payroll-related expenses and training and recruiting costs. Thus, the financial performance of our service business is based primarily upon billing margins (billable hourly rates less the cost to us of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours).

     In 1999, we embarked on an effort to reposition ourselves from a value-added reseller to a professional services company. The competition for low-margin technology products increased significantly and, more recently, the demand for technology products has declined. As a result, we have been attempting to transition to selling higher-margin services, some of which are related to technology product orders. During this period, we have been selective in accepting product offers. As such, during this period our products sales have declined from $83.3 million in 1999 to $15.8 million in 2001.

     Our professional service revenues declined from $53.3 million in 1999, to $46.4 million in 2000, and have further declined to $35.9 million in 2001. In the fourth quarter of 2001, our most recent quarter, our professional service revenues further declined to $6.7 million in the quarter, or an annual rate of $26.8 million. From the first quarter of 2000 through the fourth quarter of 2001, we have operated at a loss.

     In January 2002, we entered into an agency agreement with MoreDirect, Inc., an internet-based, business-to-business electronic marketplace which enables information technology buyers to efficiently source, evaluate, purchase and track a wide variety of computer hardware, software and related technology products. This agreement will permit us to further exit the product business and concentrate on our core professional service offerings. Certain of our professional service offerings are dependent on technology product purchases by our existing and prospective clients, irrespective of how such clients procure their products. Accordingly, the downturn in technology spending has adversely impacted our professional service revenues. Further, competition by larger firms such as Siemens, EDS and IBM Global Services in such areas as desktop support and integration services has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. There can be no assurance these negative trends will not continue.

     Portions of our professional service revenue are derived from fixed-fee projects, under which we assume greater financial risk if we fail to accurately estimate the costs of projects. We assume greater risk on fixed-fee projects than on time-and-material projects. If a miscalculation for resources or time occurs on fixed-fee projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. We recognize revenue from fixed-fee projects based on our estimate of the percentage of each project completed in a reporting period.

     Our Common Stock is quoted on the Nasdaq National Market System, and there has been substantial volatility in the market price of our Common Stock. The trading price of our Common Stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, general trends in the industry, recommendations by industry analysts, and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price of our Common Stock, as well as the stock of many technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

Recently Issued Accounting Standards:

     In December 1999, the Securities and Exchange Commission (SEC) issued a Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”This SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not have a material effect on our results of operations.

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material effect on our results of operations, financial position or cash flow.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,”which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for us means the standard was adopted on January 1, 2002. We do not expect the adoption of SFAS No. 142 will have a material effect on our results of operations, financial position or cash flow.

     On August 15, 2001, the FASB issues FASB No. 143, “Accounting for Asset Retirement Obligations.”This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. We do not expect the adoption of FASB No. 143 to have a material effect on our results of operations.

     On October 3, 2001, the FASB issued FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of FASB No. 144 are to address the significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established in FAS No.121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We do not expect the adoption of FAS No. 144 will have a material effect on our results of operations.

     On November 15, 2001, the FASB issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received For Out-of-Pocket Expenses Incurred.” The FASB will require in 2002 companies to report these disbursements as revenues, versus a reduction of cost of sales. This classification has no impact on reported losses. Our company had such reimbursements of $283,000 in 2001. For the years 2000 and 1999, this information was not segregated in the accounting records. Our company will adopt such reporting in the first quarter of 2002.

Liquidity and Capital Resources:

     Cash and cash equivalents at December 31, 2001 of $23.8 million increased by $6.6 million, from $17.2 million at December 31, 2000. Working capital, which is the excess of current assets over current liabilities, at December 31, 2001 was $23.8 million as compared to $26.3 million at December 31, 2000 representing a decrease of $2.5 million. The decline in working capital was primarily a result of our losses for the year.

     Since its inception, we have funded our operations primarily from cash generated by operations, and the net proceeds from our public offerings. Cash provided by operations for the fiscal year ended December 31, 2001 was $7.7 million. This was primarily due to the reduction in accounts receivables resulting from a reduction in sales. As measured in day sales outstanding, our accounts receivable days outstanding decreased from 78 days at December 31, 2000 to 73 days at December 31, 2001. Excluding MTA receivables, days sales outstanding in accounts receivable at December 31, 2001 and 2000 were 53 days and 76 days, respectively.

     Capital expenditures of $0.2 million, $1.1 million, and $1.6 million during the years ended December 31, 2001, 2000, and 1999, respectively, were primarily for the purchase of computer equipment and upgraded software implementations. We anticipate additional capital expenditures to expand the services component of its business and enhance our MIS infrastructure.

     Our company currently anticipates that, in 2002, it will receive $1.8 million in Federal income tax refunds resulting from the recently enacted changes to the Internal Revenue Code.

     On June 30, 1997, we executed a Loan and Security Agreement with First Union National Bank (the “Bank”), whereby the Bank expanded our credit facility to enable us to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. Such facility included a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the facility, we were permitted to borrow, subject to certain post-closing conditions and covenants, (i) for working capital purposes at the Bank’s prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank’s prime rate less 0.25% or LIBOR plus 1.50%. Our obligations under such facility were collateralized by a first priority lien on our accounts receivable and inventory, except for inventory for which the Bank subordinated its position to certain other lenders pursuant to intercreditor agreements. On September 30, 1998, we executed a Loan and Security Agreement with the Bank, whereby the Bank extended our credit facility for an additional year through September 30, 1999. Effective October 1, 1999, the Bank extended our credit facility on substantially the same terms and conditions for an interim period ending December 31, 1999. Effective January 1, 2000, the Bank extended our credit facility for an additional year ending December 31, 2000 on substantially similar terms; however, the Bank provided $2 million of the $15 million credit line to us on an uncollateralized basis. Under this credit facility, we were required to maintain a minimum fixed charge coverage ratio, and a total liabilities to net worth ratio. At December 31, 2000, the facility expired and we did not renew it.

     In August 1998, our Board of Directors authorized the repurchase up to 225,000 shares of our outstanding Common Stock at market price. On May 20, 1999, the Board of Directors authorized repurchase up to 225,000 additional shares of our Common Stock at market price. During the year ended December 31, 1998, 136,800 shares of our Common Stock were repurchased for approximately $667,000, an average price of $4.87 per share. During the year ended December 31, 1999, 13,800 shares of our Common Stock was repurchased for approximately $53,000, an average price of $3.89 per share. We did not repurchase any outstanding shares of stock in 2000 or 2001. As of December 31, 2001, a total of 150,600 shares of our Common Stock has been repurchased for approximately $720,000, an average price of $4.78 per share since the inception of the repurchase program in August 1998.

     Our Employee Stock Purchase Plan was approved by our shareholders in May 1998. During 1998, 80,888 shares of Common Stock were sold to employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During 2000, employees purchased 33,548 shares of stock at an average price of approximately $3.51 per share at a total value of $117,000. In 2001, employees purchased 52,204 shares of stock at an average price of approximately $1.50 per share at a total value of $78,000. We have issued an aggregate of 216,331 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.07 per share, receiving total proceeds of $881,000. In September 2001, our company discontinued this plan.

     In January 2000, we invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a private internet start-up— nex-i.com Inc. (“nex-i.com”). The investment represented approximately 30% of nex-i.com equity on an “as converted” basis. We have recorded our share of losses to the extent of our investment based upon our preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the “Series B Financing”), in which we did not participate. Following the July financing, our investment in nex-i.com represented approximately 15% of nex-i.com equity on an “ as converted” basis. In connection with the Series B Financing, and in consideration of our release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A financing, we received up to 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation (“Eureka”), merged with and into nex-i.com in connection with which merger we received several classes of preferred stock in Eureka in exchange for our Series A Convertible Participating Preferred Stock in nex-i.com. Coincident to and as a condition of the merger, we were required to lend $382,000 to Eureka in exchange for a convertible promissory note. The note bore interest at the rate of 8% per annum, which could have been paid by Eureka in cash on March 31, 2001 (the “Maturity Date”) or converted by Eureka into shares of Eureka preferred stock on the Maturity Date, in the discretion of the holders of 51% of the aggregate outstanding principal of all similar notes. In July 2001, the Eureka preferred stock and note held by us was converted to common stock. We wrote off our investment in Eureka common stock of $382,000 in the fourth quarter of 2001, after Eureka’s principal operations were impacted by the negative events of September 11th, 2001. In consideration of our investment in Eureka, Eureka committed to purchase a minimum of $146,000 of our network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,000 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of our services during the twenty-four month period following the closing. To date, Eureka has failed to honor these commitments; however, on March 6, 2002, Eureka entered into a Support Agreement with our company pursuant to which Eureka agreed to purchase network monitoring and call center support services from us in the aggregate amount of approximately $87,835. This sum includes payment of a past-due receivable in the amount of $20,000.

     Our interests in Eureka are subject to two agreements among Eureka and its shareholders. We do not deem the rights and restrictions set forth in the two agreements to be material. The restrictions include a limitation on transfer of our equity interest in Eureka in certain circumstances and the requirement to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, upon the agreement of a substantial amount of other interest holders, we have the right to demand that our equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have our equity interest included in certain other registrations under such Act.

     We purchase certain inventory and equipment through a financing arrangement with IBM Credit Corporation. In 2000, we had a financing agreement with Finova Capital Corporation as well, but in 2001 Finova Capital Corporation ceased operations. At December 31, 2001, there was an outstanding balance of approximately $254,000 for IBM Credit Corporation. Obligations under such financing arrangements are collateralized by substantially all of our assets.

     Our company leases six facilities under operating lease agreements through August 2002 which have aggregate net lease obligations of $1.1 million, net of sublease rentals, at December 31, 2001.

     We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next twelve months.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The table on the following page presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters during the period ended December 31, 2001. This information is derived from our unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with our audited Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

[This space left blank intentionally]

	Quarter Ended

	(in thousands, except per share data)
Statement of Income Data:	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001

Net sales:
Product	$ 12,209	$ 13,540	$ 10,194	$ 8,024	$ 7,699	$ 3,556	$ 2,517	$ 1,992
Services and support	11,020	12,138	11,650	11,565	10,978	9,955	8,208	6,718

	23,229	25,678	21,844	19,589	18,677	13,511	10,725	8,710

Cost of sales:
Product	11,338	12,573	9,093	7,208	6,809	3,020	2,202	1,822
Services and support (1)	8,241	8,669	8,102	7,980	7,557	6,819	5,550	4,680
Other charges (2)	--	4,851	--	--	--	--	--	--

	19,579	26,093	17,195	15,188	14,366	9,839	7,752	6,502

Gross profit:
Product	871	967	1,101	816	890	536	315	170
Services and support (1)	2,779	3,469	3,548	3,585	3,421	3,136	2,658	2,038
Other charges (2)	--	(4,851)	--	--	--	--	--	--

	3,650	(415)	4,649	4,401	4,311	3,672	2,973	2,208

Operating expenses:
Selling, general and
administrative (3)	5,892	7,456	5,737	4,884	4,686	4,288	3,901	4,690
Write-off of goodwill (4)	--	--	--	--	--	--	--	1,874

	5,892	7,456	5,737	4,884	4,686	4,288	3,901	6,564

Operating income (loss)	(2,242)	(7,871)	(1,088)	(483)	(375)	(616)	(928)	(4,356)
Other income (expense), net (5)	265	288	633	279	231	199	604	(253)
Nex-i.com / Eureka loss (6)	(335)	(1,272)	(642)	--	--	--	--	--

Income (loss) before income taxes	(2,312)	(8,855)	(1,097)	(204)	(144)	(417)	(324)	(4,609)
Provision (benefit) for income
taxes (7)	(959)	1,433	--	--	--	--	--	--

Net income (loss)	$ (1,353)	$(10,288)	$ (1,097)	$ (204)	$ (144)	$ (417)	$ (324)	$ (4,609)

Net income (loss) per share (diluted)	$ (0.21)	$ (1.62)	$ (0.17)	$ (0.03)	$ (0.02)	$ (0.07)	$ (0.05)	$ (0.72)

As a Percentage of Net Sales:
Net sales:
Product	52.6%	52.7%	46.7%	41.0%	41.2%	26.3%	23.5%	22.9%
Services and support	47.4%	47.3%	53.3%	59.0%	58.8%	73.7%	76.5%	77.1%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.3%	101.6%	78.7%	77.5%	76.9%	72.8%	72.3%	74.6%

Gross profit	15.7%	(1.6)%	21.3%	22.5%	23.1%	27.2%	27.7%	25.4%

Operating expenses:
Selling, general and
administrative (3)	25.3%	29.1%	26.3%	24.9%	25.1%	31.8%	36.3%	53.9%
Write-off of goodwill (4)	--	--	--	--	--	--	--	21.5%

	25.3%	29.1%	26.3%	24.9%	25.1%	31.8%	36.3%	75.4%

Operating income (loss)	(9.6)%	(30.7)%	(5.0)%	(2.4)%	(2.0)%	(4.6)%	(8.6)%	(50.0)%
Other income (expense), net	(0.3)%	(3.8)%	--%	1.4%	1.2%	1.5%	5.6%	(2.9)%

Income before income taxes	(9.9)%	(34.5)%	(5.0)%	(1.0)%	(0.8)%	(3.1)%	(3.0)%	(52.9)%
Provision for income taxes	4.1%	(5.6)%	--%	--%	--%	--%	--%	--%

Net income	(5.8)%	(40.1)%	(5.0)%	(1.0)%	(0.8)%	(3.1)%	(3.0)%	(52.9)%

Gross profit (as a percentage of
related net sales):
Product	7.1%	7.1%	10.8%	10.2%	11.6%	15.1%	12.5%	8.5%
Services and support (1)	25.2%	28.6%	30.5%	31.0%	31.2%	31.5%	32.4%	30.3%

(1)	During the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, we recorded special charges which included $46,000, $68,000, $33,000 and $195,000, respectively, of severance and other special compensation payments for our consultants.

(2)	During the quarter ended June 30, 2000, we recorded special charges of $4.4 million associated with our contract with the MTA and $451,000 associated with unrecoverable vendor charges.

(3)	During the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, our recorded special charges which included $128,000, $166,000, $36,000 and $623,000, respectively, of severance and other special compensation payments. During the quarter ended December 31, 2001, we also recorded special charges consisting of $355,000 of facility consolidation costs, and $284,000 of consulting costs. During the quarters ended March 31, 2000, June 30, 2000, and September 30, 2000, we recorded special charges which included $275,000, $554,000 and $394,000, respectively, of severance and other special compensation payments. During the quarter ended June 30, 2000, we recorded additional bad debt expenses of $750,000.

(4)	In the quarter ended December 31, 2001, we wrote off our legacy product related business goodwill relating to the acquisition of Lande, Lior and OmniTech in the amount of $1,874,000.

(5)	In the quarter ended September 30, 2001 certain employees joined EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services which we previously provided to one of our customers, and we recognized other income of $417,000. In the quarter ended September 30, 2000, we recognized a gain of $370,000 associated with the settlement of litigation.

(6)	In the quarter ended March 31, 2001, a wholly owned subsidiary of Eureka Broadband Corporation merged with and into nex-i.com, in connection with which merger we received a series of preferred securities of Eureka in exchange for our equity securities of nex-i.com and loaned $382,000 to Eureka. The preferred securities and note were converted to common stock. In the fourth quarter of 2001, we wrote off our investment in Eureka common stock in the amount of $382,000. In each of the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, we recorded our share of losses in our investment in nex-i.com, Inc., totaling $2,249,000.

(7)	In each of the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, we recorded an income tax valuation allowance to the extent of any deferred tax benefit resulting from incurred losses. In each of the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000, we recorded an income tax valuation allowance to the extent of any deferred tax benefit resulting from incurred losses.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 8.      Financial Statements and Supplementary Data.

     Reference is made to Item 14(a)(1) and (2) on page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.

     Reference is made to Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition –Selected Unaudited Quarterly Results of Operations” on pages 15-31 for selected unaudited quarterly financial data.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 10.      Directors and Executive Officers of the Company.

STAN GANG

     Stan Gang, 67, founded AlphaNet Solutions and is currently the Chairman of the Board. From 1984 through June 1999, and again from March 2001 to December 2001, Mr. Gang served as Chairman of the Board and Chief Executive Officer of the Company. Effective December 1, 2001, Mr. Gang retired as the Company's Chief Executive Officer. From June 1999 to March 2001, Mr. Gang was Chairman of the Board of the Company. Mr. Gang has 40 years of experience in the computer sales and services industry. Prior to joining AlphaNet Solutions, Mr. Gang was employed in various management capacities by IBM Corporation, MAI Equipment Corporation and Memorex Telex. Mr. Gang has been a Director of AlphaNet Solutions since 1984. Mr. Gang is the father of Michael Gang, a nominee for Director described below.

MICHAEL GANG

     Michael Gang, 35, joined AlphaNet Solutions in April 1989 and has been a National Account Manager/Sector Director of AlphaNet Solutions since that time. From September 1995 through October 1997, he also served as Secretary of AlphaNet Solutions. Mr. Gang has been a Director of AlphaNet Solutions since September 1995. Mr. Gang is the son of Stan Gang, a nominee for Director described above.

IRA COHEN

     Ira Cohen, 50, has, since 1988, served as a Managing Director of Updata Capital, Inc., an investment banking firm focused on mergers and acquisitions in the information technology industry. Mr. Cohen founded Updata Software, Inc. and, from 1986 to 1988, served as that company's Chief Financial Officer. Mr. Cohen is also a director of Datastream Systems, Inc. Mr. Cohen holds a Bachelor of Science degree in Accounting from the City University of New York and is a registered Certified Public Accountant in New York and New Jersey. Mr. Cohen has been a Director of AlphaNet Solutions since May 1999.

THOMAS F. DORAZIO

     Thomas F. Dorazio, 44, has, since 1995, been Vice President of Information Services for the New York State Electric and Gas Corporation ("NYSE&G") and, since 1998, Chairman of the Board of Energy East Telecommunications, Inc., a wholly-owned subsidiary of Energy East Corporation. Mr. Dorazio also serves on the Advisory Board of the Syracuse University Center for Business Information Technologies. Mr. Dorazio has been a Director of AlphaNet Solutions since May 1999.

DOREEN A. WRIGHT

     Doreen A. Wright, 45, has, since 2001, been Senior Vice President, Chief Information Officer of Campbell Soup Company. Prior thereto, from 1999 to 2001, Ms. Wright was the Executive Vice President and Chief Information Officer of Nabisco, Inc. From 1995 to 1998, Ms. Wright was Senior Vice President, Operations & Systems of Prudential Investments, a division of the Prudential Insurance Company of America. Ms. Wright currently serves on the Rutgers Business Board of Advisors and on the Board of Trustees of the American Repertory Ballet. Ms. Wright has been a Director of AlphaNet Solutions since March 2001.

VINCENT TINEBRA

     Vincent Tinebra, 44, joined AlphaNet Solutions in March 2001 as President and Chief Operating Officer. From 1990 to 2000, Mr. Tinebra was a senior executive with Inacom Corporation (formerly Vanstar Corporation), where he served as Senior Vice President, Solution Delivery Field Operations (2000), Senior Vice President of Professional Services, Eastern Region (1998 to 2000) and Senior Vice President of Sales (1996 to 1998).

WILLIAM S. MEDVE

     William S. Medve, 42, joined AlphaNet Solutions in April 2000 as Senior Vice President, Chief Financial Officer and Treasurer. In March 2001, he was named an Executive Vice President of AlphaNet Solutions. From 1997 to 2000, Mr. Medve was Senior Vice President, Finance of Microwarehouse, Inc. Prior thereto, from 1994 to 1997, he was Chief Financial Officer of various business units of The Walt Disney Co., and from 1983 to 1994 was with PricewaterhouseCoopers LLP. Mr. Medve is a CPA.

JACK P. ADLER

     Jack P. Adler, 48, joined AlphaNet Solutions in March 1999 as Senior Vice President, Secretary and General Counsel. In March 2001, he was named an Executive Vice President of AlphaNet Solutions. From 1997 to 1999, Mr. Adler was Senior Vice President, Secretary and General Counsel of EA Engineering, Science and Technology, Inc. Previously, from 1983 to 1996, he was in-house counsel for several leading corporations in the telecommunications, computer, and environmental industries. Mr. Adler is a member of the American and New Jersey Corporate Counsel Associations and the New Jersey General Counsels Group.

Executive Management of AlphaNet Solutions, Inc and Certain Compensation Arrangements with Respect Thereto.

     Following Stan Gang’s retirement as Chief Executive Officer of our company effective December 1, 2001, the duties of the CEO devolved upon the Executive Committee of our Board of Directors, consisting of Ira Cohen, Thomas F. Dorazio and Doreen A. Wright. Effective March 15, 2002, the Board retained Richard Erickson, a technology and operations executive with 20 years of industry experience, as Chief Executive Officer. Mr. Erickson, who joined our company in a consulting capacity through New England Associates, LLC, a professional services turnaround consultancy of which Mr. Erickson is President, was most recently Senior Vice President, Operations of Scient, Inc., an e-business consulting firm. Mr. Erickson previously held the same position with iXL Enterprises, Inc. prior to the 2001 merger of Scient and iXL. From 1998 to 2000, Mr. Erickson was Managing Director, Tri-State Region, of Aztec Technology Partners, a network and e-infrastructure consulting services firm. From 1988 to 1998, Mr. Erickson was a principal and President of Digital Network Associates, a network integration services company.

     Pursuant to the terms of his engagement, Mr. Erickson has been retained for a minimum term of six months at $15,000 per month, plus a bonus of $90,000 payable upon certain contingencies and a fully-vested option or warrant for 25,000 shares of our Common Stock. During the term of his consulting engagement, Mr. Erickson will execute the duties and exercise the responsibilities of chief executive officer. At the discretion of our Board of Directors, the consulting engagement may be converted into an employment agreement at an annual base salary of $260,000. Mr. Erickson would also be entitled to, among other things, a performance bonus of up to 80% of base salary based on mutually agreed criteria and an additional 275,000 stock options, including a guaranteed minimum realizable sum of $600,000, representing the aggregate difference between the exercise price of options and the fair market value of our Common Stock underlying such options, on the exercise of all options held by Mr. Erickson in the event of a sale or merger of our company within two years of the commencement of his employment. In the event of the conversion of the consulting engagement into an employment agreement, Mr. Erickson would be nominated for election as a member of our Board of Directors.

Item 11.      Executive Compensation.

     Summary Compensation Table.  The following table sets forth compensation information for all individuals serving as our Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and our other most highly compensated executive officers, who were serving as our executive officers at the end of the last fiscal year.

SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                                                        Compensation
                                                    Annual Compensation                    Awards
                                              ---------------------------------            ------

-------------------------------------------------------------------------------------------------------------------------

                                                                     Other Annual        Securities        All Other
  Name and Principal Position    Fiscal                           Compensation (6)($)    Underlying      Compensation
                                  Year   Salary ($)   Bonus ($)                         Options (#)         (7)($)

-------------------------------------------------------------------------------------------------------------------------

Stan Gang (1)                   2001     250,016          -                -                  -              1,400
Chairman & CEO                  2000     250,016          -                -                  -              1,400
                                1999     250,000          -                -                  -              2,308

Donald A. Deieso (2)            2001     177,541          -                -                  -                -
Former President and Chief      2000     240,000          -                -                  -                -
Executive Officer               1999     128,307        96,000             -               105,000             -

William S. Medve (3)            2001     213,808          -                -               30,000            2,842
Executive Vice President,       2000     136,615        10,000             -               50,000            2,510
Chief Financial Officer and
Treasurer

Jack P. Adler (4)               2001     195,154          -                -               10,000            2,608
Executive Vice President,       2000     157,692        10,000             -               20,000            3,400
Secretary and General           1999     122,308        45,000             -               20,000            2,529
Counsel

Vincent Tinebra (5)             2001     218,230        60,000             -               150,000           1,400
President, Chief Operating
Officer

(1)	Mr. Gang retired as our Chief Executive Officer effective December 1, 2001. Mr. Gang continues to receive his base salary of approximately $250,000 plus benefits in anticipation of agreement upon a mutually satisfactory severance package. Our company has recorded an estimated charge of $500,000 associated with this arrangement.

(2)	Dr. Deieso joined AlphaNet Solutions in June 1999 as President and Chief Executive Officer. He was separated from AlphaNet Solutions in March 2001.

(3)	Mr. Medve joined AlphaNet Solutions in April 2000 as Senior Vice President, Chief Financial Officer and Treasurer.

(4)	Mr. Adler joined AlphaNet Solutions in March 1999 as Senior Vice President, Secretary and General Counsel.

(5)	Mr. Tinebra joined AlphaNet Solutions in March 2001 as President and Chief Operating Officer.

(6)	The costs of certain benefits are not included because they did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.

(7)	Represents 401(k) contributions made by AlphaNet Solutions on behalf of each named executive officer.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

     There were, as of February 28, 2002, approximately 314 holders of record and approximately 2,532 beneficial owners of our Common Stock. The following table sets forth certain information, as of February 28, 2002, with respect to holdings of the Common Stock by (i) each person known by us to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of our directors, nominees, and named executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Certain Beneficial Owners:
Stan Gang (3)	1,967,300	29.9%
7 Ridgedale Avenue
Cedar Knolls, NJ 07927
Fallen Angel Equity Fund, L.P. (4)	687,100	10.4%
c/o Fallen Angel Capital, LLC 125 Half Mile Road
Red Bank, NJ 07733
Royce & Associates, Inc. (6)	559,500	8.5%
1414 Avenue of the Americas, 9th Floor
New York, NY 10019
Dimensional Fund Advisors Inc. (5)	436,400	6.6%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Directors, nominees, and named executive officers who are not named above:

Michael Gang (7)	36,000	*
Ira Cohen (8)	15,000	*
Thomas F. Dorazio (9)	27,500	*
Doreen A. Wright (10)	22,500	*
Vincent Tinebra (11)	37,500	*
William S. Medve (12)	32,500	*
Jack P. Adler (13)	24,000	*
Donald A. Deieso (14)	0	*

All directors and executive officers as a group (9 persons)

2,162,300	32.82%

*	Less than one percent

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2)	Applicable ownership percentage is based on 6,588,413 shares of Common Stock outstanding on February 28, 2002, plus presently exercisable stock options held by each such holder which are exercisable within the 60 days after February 28, 2002.

(3)	Pursuant to a Schedule 13G/A filed with the SEC on January 11, 2002. Does not include 135,000 shares of Common Stock owned by The Gang Annuity Trust dated January 3, 1994. Mr. Gang disclaims beneficial ownership of such shares.

(4)	Pursuant to a Schedule 13D/A filed with the SEC on August 20, 1999 and information furnished by Fallen Angel Equity Fund, L.P.

(5)	Pursuant to a Schedule 13G/A filed with the SEC on February 12, 2002.

(6)	Pursuant to a Schedule 13G/A filed with the SEC on February 7, 2002.

(7)	Represents 36,000 shares of Common Stock underlying options which are exercisable as of February 28, 2002 or within the 60 days after such date. Excludes 14,000 shares underlying options which become exercisable over time after such period. In addition, excludes 135,000 shares owned by The Gang Annuity Trust. Mr. Gang disclaims beneficial ownership of such shares.

(8)	Represents 15,000 shares of Common Stock underlying options which are exercisable as of February 28, 2002 or within the 60 days after such date. Does not include 634,900 shares of Common Stock owned by Fallen Angel Equity Fund, L.P., a Delaware limited partnership, in which Mr. Cohen is a limited partner. Mr. Cohen disclaims beneficial ownership of such shares of Common Stock.

(9)	Represents 27,500 shares of Common Stock underlying options which are exercisable as of February 28, 2002 or within the 60 days after such date.

(10)	Represents 22,500 shares of Common Stock underlying options which are exercisable as of February 28, 2002, or within the 60 days after such date.

(11)	Represents 32,500 shares of Common Stock underlying options which are exercisable as of February 28, 2002 or within the 60 days after such date. Excludes 112,500 shares underlying options which become exercisable over time after such period.

(12)	Represents 32,500 shares of Common Stock underlying options which are exercisable as of February 28, 2002 or within the 60 days after such date. Excludes 47,500 shares underlying options which become exercisable over time after such period.

(13)	Represents 24,000 shares of Common Stock underlying options which are exercisable as of February 28, 2002 or within the 60 days after such date. Excludes 26,000 shares underlying options which become exercisable over time after such period.

(14)	Represents 0 shares of Common Stock underlying options which are exercisable as of February 28, 2002 or within the 60 days after such date.

Item 13.      Certain Relationships and Related Transactions.

     In 2001, we paid, as compensation for services rendered to us and for sales generated, an aggregate of $325,100 to Michael Gang, the son of Stan Gang, our Chairman of the Board. Michael Gang serves as National Account Manager/Sector Director and has served as a Director since September 1995 and as Secretary of the Company from September 1995 to October 1997.

     In 1995, the Board of Directors adopted a policy requiring that any future transactions between our company and its officers, directors, principal shareholders and their affiliates be on terms no less favorable to our company than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of our Board of Directors.

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

(a) (3)	Exhibits.

Reference is made to the Index to Exhibits on pages 41-45.

(b)	Reports on Form 8-K.

We filed no Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

EXHIBIT INDEX

No.	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1*#	1995 Stock Plan of the Company.

4.2*#	1995 Non-Employee Director Stock Option Plan.

4.3*#	401(k) Plan, adopted October 1991.

10.1*#	Employment Agreement dated October 1, 1995 between the Company and Stan Gang.

10.2*#	Employment Agreement dated October 1, 1995 between the Company and Bruce Flitcroft.

10.3*#	Employment Agreement dated October 1, 1995 between the Company and Philip M. Pfau.

10.4*#	Employment Agreement dated October 1, 1995 between the Company and Dennis Samuelson.

10.5*#	Employment Agreement dated October 1, 1995 between the Company and Lawrence Mahon.

10.6*#	Employment Agreement dated October 1, 1995 between the Company and John Centinaro.

10.7*#	Employment Agreement dated October 1, 1995 between the Company and John Crescenzo.

10.8*#	Employment Agreement effective November 1, 1995 between the Company and Gary S. Finkel.

10.9*	Lease dated June 27, 1994 by and between Sutman Associates and the Company, as amended.

10.10*	Form of Invention Assignment and Confidentiality Agreement.

10.11*	Agreement dated July 1, 1994 by and between the Company and MicroAge Computer Centers, Inc., as amended.

10.12*	Reseller Agreement dated November 7, 1994 by and between the Company and Ingram Alliance Reseller Company, a division of Ingram Micro, Inc. as amended.

10.13*	Agreement for Wholesale Financing dated May 20, 1988 by and between the Company and IBM Credit Corporation.

10.14+	Dealer Loan and Security Agreement by and between the Company and Finova Capital Corporation dated December 20, 1996.

10.15*	Agreement by Stan Gang dated February 19, 1996 to indemnify the Company for certain losses.

10.16(lambda)	Asset Purchase Agreement dated July 18, 1996 by and between Stan Gang and Lior, Inc.

10.17(lambda)	Assignment of Asset Purchase Agreement dated July 24, 1996 by and between Stan Gang and the Company.

10.18**	Loan and Security Agreement dated June 30, 1997 by and between First Union National Bank and the Company.

10.19**	Asset Purchase Agreement dated August 1, 1997 by and between the Company and The Lande Group, Inc.

10.20##	Assignment of lease dated August 1, 1997 by and between The Lande Group, Inc., 460 West 34th Street Associates, and the Company of a lease dated December 23, 1996 by and between 460 West 34thStreet Associates and The Lande Group, Inc.

10.21##	Form of Indemnification Agreement entered into by past and present Directors and Officers.

10.22***	First Amendment to and Reaffirmation of Loan Document dated September 30, 1998 by and between First Union National Bank and the Company.

10.23***	Revolving Note dated September 30, 1998 by and between First Union National Bank and the Company.

10.24****	Sublease, American International Recovery, Inc. to the Company.

10.25*****	Employee Stock Purchase Plan.

10.26	@ Sub-Sublease Agreement dated as of May 25, 1999 by and between the Company and Datajump, Inc.

10.27	@ Form of Change of Control Agreements entered into as of June 8, 1999 with certain executive officers of the Company.

10.28=	Second Amendment to and Reaffirmation of Loan Documents dated as of September 28, 1999 by and between First Union National Bank and the Company.

10.29=	Revolving Note dated as of September 28, 1999 by and between First Union National Bank and the Company.

10.30++	Third Amendment to and Reaffirmation of Loan Documents dated as of January 1, 2000 by and between First Union National Bank and the Company.

10.31++	Revolving Note A dated as of January 1, 2000 by and between First Union National Bank and the Company.

10.32++	Revolving Note B dated as of January 1, 2000 by and between First Union National Bank and the Company.

10.33++	Securities Purchase Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John L. Steffens and nex-i.com inc.

10.34++	Registration Rights Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John L. Steffens and nex-i.com inc.

10.35++	Co-Sale Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John L. Steffens, nex-i.com inc. and Ira A. Baseman.

10.37++++	Fourth Amendment to and Reaffirmation of Loan Document dated December 21, 2000 by and between First Union National Bank and the Company.

10.37++++	Revolving Note dated as of December 21, 2000 by and between First Union National Bank and the Company.

10.38++++	Plan of Merger of Eureka Telecommunications II, Inc. with and into nex-i.com inc.

10.39++++	Second Amended and Restated Certificate of Incorporation of Eureka Broadband Corporation.

10.40++++	Recruitment Agreement dated July 3, 2001, by and between the Company and EDS Information Services L.L.C.

10.41	Asset Purchase Agreement dated August 31,2002 by and between the Company and Computer Horizons Corp.

10.42	Agent Agreement dated as of January 17, 2002, by and between the Company and MoreDirect, Inc.

10.43	Offer letter dated March 15, 2002 by and between the Company and Richard Erickson.

21+	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

_________________

*	Incorporated by reference to the Company’s Registration Statement of Form S-1 (Registration Statement No. 33-97922) declared effective on March 20, 1996.

**	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997.

***	Incorporated by reference to the Company’s Amended Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 25, 1998.

****	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1998, filed with the Commission on August 14, 1998.

*****	Incorporated by reference to the Company’s Registration Statement on Form S-8 dated June 29, 1998.

(lambda)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on August 5, 1996.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996 filed with the Commission on March 27, 1997.

@	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999.

=	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 1999, filed with the Commission on November 12, 1999.

++	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.

+++	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

++++	Incorporated by reference to the Company’s Form 8-K filed with the Commission on July 16, 2001.

Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001 filed with the Commission on November 13, 2001.

ALPHANET SOLUTIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL DATA AND SCHEDULES STATEMENTS

                                                                                                        Page
                                                                                                        ----

Consolidated statements of changes in shareholders' equity for the years ended December 31, 2001,

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AlphaNet Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 43 present fairly, in all material respects, the financial position of AlphaNet Solutions, Inc. and its wholly-owned subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ
February 28, 2002

ALPHANET SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                       December 31,
                                                                                  -----------------------
                                                                                    2001           2000
                                                                                    ----           ----
                                 ASSETS

Current assets:
     Cash and cash equivalents...........................................        $23,797        $17,164
     Accounts receivable, less allowance for doubtful accounts of
             $622 and $3,923 at December 31, 2001 and 2000, respectively.          7,416         17,520
     Inventory...........................................................            170            858
     Income taxes .......................................................              -          1,576
     Prepaid expenses and other current assets...........................            374            426
                                                                                 -------         ------
          Total current assets...........................................         31,757         37,544

Property and equipment, net..............................................          1,992          3,235
Goodwill, net............................................................            511          2,134
Other assets ............................................................             52             92
                                                                                 -------         ------
          Total assets...................................................        $34,312        $43,005
                                                                                 =======        =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations........................           $  8          $  23
     Accounts payable....................................................          1,020          4,405
     Accrued expenses....................................................          3,992          3,540
     Accrued contract loss...............................................          2,950          3,273
                                                                                 -------        -------
          Total current liabilities......................................          7,970         11,241

Capital lease obligations................................................              -              8
                                                                                 -------        -------
          Total liabilities..............................................          7,970         11,249
                                                                                 -------        -------

Commitments and contingencies (Note 8)...................................
Shareholders' equity:
      Preferred stock-- $0.01 par value; authorized 3,000,000 shares,
        none issued......................................................              -              -
      Common stock-- $0.01 par value; authorized 15,000,000 shares,
        6,588,413 and 6,536,209 shares issued and outstanding  at
        December  31, 2001 and 2000, respectively........................             66             65
     Additional paid-in capital..........................................         35,092         35,013
     Accumulated Deficit.................................................         (8,096)        (2,602)
         Treasury stock-- at cost; 150,600 shares at December 31, 2001
         and  2000, respectively.........................................           (720)          (720)
                                                                                 -------        -------
          Total  shareholders' equity.....................................        26,342         31,756
                                                                                 -------        -------
Total liabilities and shareholders' equity................................       $34,312        $43,005
                                                                                 =======        =======

See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

                                                                   Year Ended December 31,
                                                             -------------------------------------
                                                               2001           2000          1999
                                                               ----           ----          ----
Net sales:
     Product                                               $ 15,764       $ 43,967      $ 83,298
     Services and support.............................       35,859         46,373        53,265
                                                           --------       --------      --------
                                                             51,623         90,340       136,563
                                                           --------       --------      --------
Cost of sales:
     Product                                                 13,853         40,212        75,409
     Services and support.............................       24,606         32,992        35,493
`       Other charges.................................           --          4,851            --
                                                           --------       --------      --------
                                                             38,459         78,055       110,902
                                                           --------       --------      --------
               Gross profit...........................       13,164         12,285        25,661
                                                           --------       --------      --------
Operating expenses:
     Selling, general and administrative..............       17,565         23,969        24,743
         Write-off of goodwill........................        1,874              -             -
        Recovery on written-off capitalized asset.....            -              -          (139)
                                                           --------       --------      --------
                                                             19,439         23,969        24,604
                                                           --------       --------      --------
Operating  (loss) income..............................      (6,275)       (11,684)         1,057

Other income and expenses:
     Interest income, net.............................          743          1,075           577
        Nex-i.com / Eureka............................         (382)        (2,249)            -
     Other income.....................................          420            390           302
                                                           --------       --------      --------
                                                                781          (784)           879
                                                           --------       --------      --------
(Loss) Income before income taxes.....................      (5,494)       (12,468)         1,936

Provision for income taxes............................            -            474           794
                                                           --------       --------      --------
Net (loss) income.....................................    $  (5,494)     $ (12,942)     $  1,142
                                                          =========      =========      ========

Net (loss) income per share:

     Basic............................................     $ (0.86)       $ (2.04)        $ 0.18
                                                           --------       --------      --------
     Diluted..........................................     $ (0.86)       $ (2.04)        $0.18
                                                           --------       --------      --------
Shares used to compute net income (loss) per share:

     Basic............................................        6,422          6,353         6,253
                                                           --------       --------      --------
     Diluted..........................................        6,422          6,353         6,265
                                                           --------       --------      --------

               See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’EQUITY

(in thousands)

                                      Common        Common    Treasury     Treasury     Paid-In         Retained
                                      Shares         Stock      Shares      Stock       Capital         Earnings       Total
                                                                                                     (Accumulated
                                                                                                         Deficit)
                                    ----------  ------------ ----------- ------------ ------------ ----------------------------
 Balance at December 31, 1998......    6,366          $ 63       (137)        (667)     $ 33,942    $   9,198        $ 42,536

      Exercise of stock options....        7             -          -            -            32            -              32
      Employee stock purchases.....       50             1          -            -           176            -             177
           Purchase treasury
           stock...................        -             -        (14)         (53)            -            -             (53)
      Net income...................        -             -          -            -                      1,142           1,142
                                       -----          ----        ----        -----     --------    ---------        ---------
 Balance at December 31, 1999......    6,423          $ 64       (151)        (720)     $ 34,150    $  10,340        $ 43,834

      Exercise of stock options....       79             1          -            -           330            -             331
      Employee stock purchases.....       34             -          -            -           117            -             117
      Purchase of treasury stock...        -             -          -            -           416            -             416
      Net income...................        -             -          -            -             -      (12,942)         (12,942)
                                       -----          ----        ----        -----     --------    ---------        ---------
 Balance at December 31, 2000......    6,536          $ 65       (151)       ($720)     $ 35,013    $  (2,602)       $  31,756

      Exercise of stock options....        6             -          -            -             9            -                9
      Employee stock purchases.....       46             1          -            -            70            -               71
      Net loss.....................        -             -          -            -             -       (5,494)          (5,494)
                                        -----          ----      -----        -----     ---------   ----------       ----------
 Balance at December 31, 2001......    6,588          $ 66       (151)       ($720)     $ 35,092    $  (8,096)       $  26,342
                                       =====          ====       =====        =====     ========    =========        =========

               See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.
>CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

                                                                                     Year Ended December 31,
                                                                                -----------------------------------
                                                                                 2001          2000         1999
                                                                                 ----          ----         ----
Cash flows from operating activities:

   Net (loss)  income.....................................................   $(5,494)     $(12,942)       $ 1,142
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Nex-i.com loss recognition........................................         -         2,249              -
        MTA contract loss.................................................         -         4,400              -
     Depreciation and amortization........................................     1,749         2,518          2,666
     Deferred income taxes................................................         -           313           (128)
        Goodwill write-off................................................     1,874             -              -
        Loss on disposal of capital asset.................................         -             -            149
        Write-off of Eureka Broadband common stock........................        382            -              -
        Provision for accounts receivable.................................        173           923         1,989
        Provision for inventory...........................................         70            32           300
     Recovery on written-off capitalized asset............................          -             -          (139)
     Increase (decrease) from changes in:
        Accounts receivable...............................................      9,931         8,257         4,368
        Inventories.......................................................        618         1,643           672
        Prepaid expenses and other current assets.........................         52           808         1,075
        Other assets......................................................         40            40           (22)
             Income axes..................................................      1,576             -             -
        Accounts payable..................................................     (3,385)       (3,068)       (3,460)
        Accrued expenses..................................................        452          (448)       (2,742)
        MTA contract liability............................................       (323)         (646)       (1,296)
                                                                               ------        ------        ------
     Net cash provided by operating activities............................      7,715         4,079         4,574
                                                                               ------        ------        ------
Cash flows from investing activities:

   Property and equipment expenditures....................................       (246)       (1,091)       (1,618)
   Business acquisitions..................................................       (511)         (250)           -
    Proceeds from sale of equipment.......................................          -            22            11
    Loan to Eureka Broadband..............................................       (382)            -             -
     Investment in Nex-i.com..............................................          -        (1,834)            -
                                                                               ------        ------        ------
     Net cash used in investing activities................................     (1,139)       (3,153)       (1,607)
                                                                               ------        ------        ------
Cash flows from financing activities:

   Repayment of capital lease obligations.................................        (23)          (20)          (15)
    Repayment of Shareholder Advance......................................          -          (675)            -
   Net proceeds from sales of common stock................................          -           117           177

   Exercise of stock options and employee stock purchases.................         80           331            32
   Purchase of treasury stock.............................................          -             -           (53)
                                                                               ------        ------        ------
     Net cash  (used in) provided by financing activities.................         57          (247)          141
                                                                               ------        ------        ------

Net increase in cash and cash equivalents.................................      6,633           679         3,108
Cash and cash equivalents, beginning of period............................     17,164        16,485        13,377
                                                                               ------        ------        ------
Cash and cash equivalents, end of period..................................    $23,797       $17,164       $16,485
                                                                              =======       =======       =======

               See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

Nature of Business:

     AlphaNet Solutions, Inc. (the “Company) is an information technology (“IT”) professional services firm providing expertise in Business Advisory, Technology Implementation, Managed, and Professional Development Services. We provide business and technology solutions which enable our clients to meet the demands of the changing IT landscape. The Company focuses on business continuity, security, network architecture and web-enabled managed service solutions. In addition, the Company provides a complete range of technology implementation and support services. Together, these solutions help clients reduce costs, create value and address the new economics of computing. The Company’s customers are primarily Fortune 1000 and other large and mid-sized companies across major industries throughout the New York, New Jersey and Philadelphia metropolitan areas.

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

Financial Instruments:

     The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 2001 and 2000.

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

Recoverability of Long-Lived Assets:

     The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the unamortized balance of its long-lived assets from expected future undiscounted cash flows. If the total expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Stock-Based Compensation:

     In 1995, the Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation”(“FAS 123”) which requires companies to measure stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and to provide pro forma footnote disclosure under the fair value method. Effective January 1, 1996, the Company adopted the disclosure-only provisions of FAS 123 and continues to follow APB 25 and related interpretations to account for the Company’s stock compensation plans.

Revenue Recognition:

     The Company recognizes sales of products when title and risk of loss passes to the customer, which takes place either when the products are shipped or upon delivery to the customer based upon the sales terms of the respective transactions.

     Professional service revenues are recognized on a time and materials basis, or on a percentage of completion basis, depending on the contract, as services are provided. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price long-term contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met. Reimbursable costs, such as travel and other third party costs, incurred in connection with providing consulting services, are not included in revenues. Our company had such reimbursements of $283,000 in 2001. For the years 2000 and 1999, this information was not segregated in the accounting records.

     Revenues under the Metropolitan Transit Authority Contract (the “MTA Contract”) are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Prepaid fees related to the Company’s training programs are deferred and amortized to income over the duration of the applicable training program. Deferred revenue is included in accrued expenses (See Note 5) and represents the unearned portion of each service contract and the unamortized balance of prepaid training fees received as of the balance sheet date.

     In December 1999, the Securities and Exchange Commission (“SEC”) issued a Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”SAB 101 summarizes certain of the SEC Staff’s views in applying generally accepted accounting principles to revenue recognition in Financial Statements. Adoption of SAB101 did not have a material effect on the Company’s results of operations.

     In connection with the Company’s product sales, it receives manufacturer rebates and other incentives on product sales to third parties. The Company accrues for such rebates and incentives, as earned, and they are recorded as a reduction to cost of goods sold. Product rebates amounted to $0.5 million, $2.5 million and $4.7 million in 2001, 2000, and 1999, respectively.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant accounting estimates include assessing the collectability of accounts receivable, inventory valuation, rebate accruals, the realizability of MTA Contract costs, the realizability of deferred tax assets, and the amortization period and carrying value of intangibles. Actual results could differ from those estimates. The markets for the Company’s services and products are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future value of the Company’s assets.

     In December 1997, the Company entered into a four-year, $20.4 million contract with the Metropolitan Transportation Authority of New York to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout certain of the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company’s cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site.

     The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company’s request, thereby triggering the Company’s right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). The Company filed its Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company’s Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO’s denial of the Company’s Request to the New York Supreme Court under an Article 78 proceeding.

     On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (hereinafter, the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau’s determination will apply to the Company’s cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied the Company’s request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a “dispute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor. In its complaint, the Company requests that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunication workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. On February 12, 2002, the Company was informally advised that the Department of Labor has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations, and that the Department of Labor asserts that the Company’s claim is not one that is governed by federal regulations or one over which the Department of Labor is willing to exercise jurisdiction. The Company is currently awaiting a written response from the Department of Labor and will determine appropriate action after review of such response. There can be no assurance the Company will be successful, either in whole or in part, in its efforts.

     Due to the determination by the Bureau communicated to the Company on July 19, 2000, as well as lower than anticipated gross margins on networking activities and higher than expected costs of completion, the Company revised its estimated costs for the project during the 2000 second quarter. As a result, in the second quarter of 2000, the Company took a charge of $4.4 million for costs projected in excess of the contract value. For the years ended December 31, 2001 and 2000, revenues recorded in connection with the MTA Contract amounted to approximately $3.7 million and $5.3 million, respectively. The Company recognized no gross profit on the MTA contract in 2001.

Income Taxes:

     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon differences arising from the carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change in tax rates is enacted.

Reclassifications:

     Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Retirement Plan:

     The Company adopted a 401(k) retirement plan in 1991. Employees of the Company who have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 15% of their gross salary to the plan. The Company may make discretionary matching cash contributions up to 2% of the salary of the participating individual employee. Participants vest in the Company’s contributions to the plan over a six-year period based upon years of service. Participants are fully vested at all times in their employee contributions to the plan. The Company’s matching cash contributions were $221,000, $304,000 and $377,000 to this plan in 2001, 2000 and 1999, respectively. The Company’s matching cash contributions were suspended in September 2001.

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

     At December 31, 2001, approximately 78.1% of the Company’s accounts receivable were due from ten customers. The Company’s customer base is principally comprised of Fortune 1000 companies and, accordingly, the Company generally does not require collateral. The Company performs credit evaluations of customers and establishes credit limits as appropriate.

Business Segments:

     The Company operates in one business segment, as a provider of IT technology solutions for its clients. To provide these solutions, the Company provides consulting services and, if necessary, products.

2.  Recently Issued Accounting Standards:

     In December 1999, the Securities and Exchange Commission (SEC) issued a Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”This SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not have a material effect on our results of operations.

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material effect on our results of operations, financial position or cash flow.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,”which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for us means the standard was adopted on January 1, 2002. We do not expect the adoption of SFAS No. 142 will have a material effect on our results of operations, financial position or cash flow.

     On August 15, 2001, the FASB issues FASB No. 143, “Accounting for Asset Retirement Obligations.”This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. We do not expect the adoption of FASB No. 143 to have a material effect on our results of operations.

     On October 3, 2001, the FASB issued FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of FASB No. 144 are to address the significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established in FAS No.121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. We do not expect the adoption of FAS No. 144 will have a material effect on our results of operations.

     On November 15, 2001, the Emerging Issues Task Force (EITF) issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received For Out-of-Pocket Expenses Incurred.” The EITF will require in 2002 companies to report these disbursements as revenues, versus a reduction of cost of sales. This classification has no impact on reported losses. Our company had such reimbursements of $238,000 in 2001. For the years 2000 and 1999, this information was not segregated in the accounting records. Our company will adopt such reporting in the first quarter of 2002.

3.  Business combinations and goodwill impairment

     On September 4, 2001, the Company announced that it had acquired certain of the assets of the ICM Education Division of Computer Horizons Corp., a premier provider of vendor-authorized technical and private training services for corporations, financial institutions, governmental agencies and professional services firms in the tri-state region for $511,000. The Company acquired no tangible or separately identifiable intangible assets. The acquisition of ICM is not deemed by the Company to be material and, as such, pro-forma financial information is not presented. This acquisition was accounted for in accordance with FAS No. 141 and accordingly, the associated goodwill is not subject to amortization under FAS No. 142.

     In 1996, 1997, and 2000, the Company acquired Lior, Inc., The Lande Group, Inc. and Omnitech Corporate Solutions, Inc., respectively, which were businesses primarily engaged in product reselling and related product integration (referred to as the “product business”). These businesses were fully integrated into the product business operations of the Company. Over the course of the last several years, the Company embarked on a plan to shift its business model from a product reseller to a model which minimized low-margin product business, and focused on higher-margin professional services. As a result of this shift, the Company’s product sales have declined significantly since these acquisitions. Further, during the fourth quarter of 2001, the Company initiated an effort to undertake a fundamental change in dealing with client product requirements. This effort was finalized in January 2002, and the Company signed an agreement with MoreDirect, Inc., a leading web-enabled solution provider for the procurement of corporate IT products, whereby MoreDirect will provide product-related procurement services to the Company’s clients and the Company will receive an agency fee on such sales and, thereby, substantially reducing the future cash flows attributed to its products business. The arrangement provides that MoreDirect will bill the client and assume the inventory and receivable risk, as well as deal directly with the Company’s clients. Therefore, the Company has determined that, based upon its current and future business model and current and estimated future financial performance of its product business, will generate negative cash flows and accordingly, the Company has written-off its product business related to goodwill of $1.9 million in accordance with the provisions of SFAS 121.

4.  Inventory

Inventory consists of the following:

                                                      -----------------------
                                                          December 31,
                                                         (in thousands)
                                                      -----------------------
                                                        2001           2000
                                                        ----           ----
Inventory-finished products.................            $298         $1,145

Less:  Reserve for obsolescence.............             128            287
                                                       -----         ------
                                                       $ 170         $  858
                                                       =====         ======

5. Property and Equipment, net

     Property and equipment, net, consists of the following:

                                                                    -----------------------
                                                                        December 31,
                                                                       (in thousands)
                                                                    -----------------------
                                                                      2001           2000
                                                                      ----           ----
Furniture, fixtures and equipment............................      $11,761        $11,493
Transportation equipment.....................................          286            286
Leasehold improvements.......................................          954          1,146
                                                                    ------         ------
                                                                    13,001         12,925
Less-- Accumulated depreciation and amortization.............       11,009          9,690
                                                                    ------         ------
                                                                    $1,992         $3,235
                                                                    ======         ======

     Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2001, 2000 and 1999 were, $1,490,000, $2,293,000, and $2,490,000, respectively.

6.  Accrued Expenses

     Accrued expenses consist of the following:

                                                       ----------------------
                                                           December 31,
                                                          (in thousands)
                                                       ----------------------
                                                        2001           2000
                                                        ----           ----
Accrued payroll and vacation costs............       $ 1,307        $ 1,103
Deferred revenue..............................         1,575          2,093
Sales taxes...................................            69            154
Other.........................................         1,041            190
                                                     -------        -------
                                                     $ 3,992        $ 3,540
                                                     =======        =======

7.  Debt

Notes Payable —Bank:

     On June 30, 1997, the Company and the Bank executed a Loan and Security Agreement whereby the Bank expanded the Company’s facility (the “Facility”) to enable the Company to borrow, based upon eligible accounts receivable, up to $15.0 million for short-term working capital purposes. The Facility included a $2.5 million sublimit for letters of credit and a $5.0 million sublimit for acquisition advances. Under the Facility, the Company was entitled to borrow, subject to certain post-closing conditions and covenants, (i) for working capital purposes at the Bank’s prime rate less 0.50% or LIBOR plus 1.25% and (ii) for acquisitions at the Bank’s prime rate less 0.25% or LIBOR plus 1.50%. The Company’s obligations under such facility were collateralized by a first priority lien on the Company’s accounts receivable and inventory, except for inventory for which the Bank has or will have subordinated its position to certain other lenders pursuant to intercreditor agreements. Effective January 1, 2000, the Company and the Bank extended the Facility to December 31, 2000 on substantially similar terms; however, the Bank provided $2.0 million of the $15.0 million credit line to the Company on a uncollaterlized basis. Under the Facility, the most restrictive financial covenants required the Company to maintain a minimum fixed charge coverage ratio and a total liabilities to net worth ratio. As of December 31, 1999 and 1998, there were no amounts outstanding under the Facility. The Facility expired on December 31, 2000 and was not renewed.

8.  Stock Ownership and Compensation Plans

     At December 31, 2001, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 2001, 2000 and 1999, no compensation cost has been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company’s pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:

                                              2001               2000              1999
                                              ----               ----              ----
                                            (in thousands, except per share amounts)
Net income

     As reported........................  $(5,494)          $(12,942)           $ 1,142
     Pro forma .........................   (5,867)           (13,363)               789
Net income per share:
     As reported:.......................
          Basic.........................  $ (0.86)          $  (2.04)           $  0.18
             Diluted....................  $ (0.86)          $  (2.04)           $  0.18
        Pro forma:
             Basic......................  $ (0.91)          $  (2.10)           $  0.13
             Diluted....................  $ (0.91)          $  (2.10)           $  0.13

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999: dividend yield of 0%; expected volatility of approximately 73% for 2001, 95% for 2000 and 67% for 1999.

1995 Stock Plan:

     On August 25, 1995, the Company’s 1995 Stock Plan (the “1995 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 1,000,000 shares is reserved for issuance upon exercise of options granted or to be granted under the 1995 Plan The options expire ten years after the date of grant. Some of the options issued under the 1995 Plan become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee remains an employee at the time of vesting of the installments. Other options issued under the 1995 Plan vest 25% immediately upon grant and the balance in three equal annual installments.

   1995 Non-Employee Director Stock Option Plan:

     In 1995, the Board of Directors adopted and the Company’s shareholders approved the Company’s 1995 Non-Employee Director Stock Option Plan, which provides for the grant of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee Directors of the Company. As subsequently amended by the Company’s shareholders in 1999, the 1995 Non-Employee Director Stock Option Plan provides that each person who is elected a Director of the Company and who is not also an employee or officer of the Company shall be granted, on the effective date of such election and each successive date on which he or she is re-elected a Director, an option to purchase 5,000 shares of Common Stock, at an exercise price per share equal to the then fair market value of the shares. The options, which expire ten years after the date of grant, vest immediately upon grant.

     A summary of the stock options granted under the 1995 Plan and the 1995 Non-Employee Director Stock Option Plan as of and for the years ended December 31, 2001, 2000, and 1999 is presented below:

                                                                   Year Ended December 31,

                                                    2001                      2000                    1999
                                            -----------------------    --------------------    ---------------------

                                                             Weighted              Weighted                Weighted
                                                             Average               Average                 Average
                                               Shares        Exercise     Shares   Exercise       Shares   Exercise
                                                (000)        Price        (000)     Price         (000)      Price
                                                ----         --------     ----     ---------      ----     --------

Outstanding at beginning of year..........        641        $4.19          856      $4.37          542       $5.15

Granted...................................        433         2.11          244       4.40          542        4.18
Exercised.................................        (6)         1.32         (79)       4.20          (7)        4.25
Forfeited.................................      (334)         4.20        (380)       4.34        (221)        4.25
                                                ----          ----        ----        ----        ----         ----

Outstanding at end of year................        734         3.01          641       4.18          856        4.37
                                                =====         ====          ===       ====          ===        ====

Options exercisable at end of year........        393         3.38          352       4.22          289        4.75
                                                =====         ====          ===       ====          ===        ====

                                        Options Outstanding                                Options Exercisable
                       -------------------------------------------------------      -----------------------------------
                            Number                                   Weighted             Number
     Range of          Outstanding at      Average Remaining          Average           Exercisable    Weighted Average
  Exercise Prices          12/31/01         Contractual Life       Exercise Price       at 12/31/01     Exercise Price
  ---------------      --------------      -----------------       --------------       -----------     --------------
     $1.37 - 2.00              207,000                   9.2            $1.71                89,000              $1.70
     $2.63 - 3.94              301,000                   8.6            $2.99               132,000              $3.27
     $4.06 - 5.31              224,000                   6.1            $4.31               171,000              $4.32
     $6.50 - 6.50                2,000                   8.1            $6.50                 1,000              $6.50
                               -------                                                      -------
     $1.37 - 6.50              734,000                   8.0            $3.01               393,000              $3.38
                               =======                                                      =======

     The weighted-average fair value of options granted during 2001, 2000, and 1999 was $2.11, $3.05 and $2.37, respectively. Effective December 15, 1998, all then-outstanding stock options were repriced to $4.25 per share, except stock options issued pursuant to the 1995 Non-Employee Director Stock Option Plan and 2,500 shares previously issued at $4.00.

9.  Commitments and Contingencies

     The Company occupies six facilities under operating leases which expire at various dates through August 2003 and call for annual base rentals plus real estate taxes. The future minimum payments under non-cancelable leases as of December 31, 2001 are as follows:

                                                                 Net
                         Lease           Sublease              Lease
                   Obligations            Rentals        Obligations
                                    (in thousands)
2002..............       $ 772                $57              $ 715
2003..............         372                  -                372
2004..............           -                  -                  -
                        ------               ----             ------
                        $1,144               $ 57             $1,087
                        ======               ====             ======

     Rent expense, including real estate taxes, for the years ended December 31, 2001, 2000, and 1999 was $843,000, $898,000, and $1,027,000, respectively.

     The Company has obtained financing terms from IBM Credit Corporation and Finova Capital Corporation for the purchase of inventory. The payables are collateralized by substantially all the assets of the Company. The balances included in accounts payable at December 31, 2001 and 2000, were $254,000 and $1,540,000, respectively. On December 26, 2000, the Company was advised that Finova Capital Corporation was exiting this line of business. Under the Company’s current agreement with IBM Credit Corporation, there is sufficient availability, to meet the current requirements for the purchase of inventory.

     On July 7, 2000, Polo Ralph Lauren Corporation (“Polo”) filed a counterclaim against the Company in a lawsuit filed by the Company against Polo on February 16, 2000 in the Superior Court of New Jersey, Law Division (Morris County) for collection of an overdue receivable in the amount of $893,000. In June 2001, the Company reached a settlement with Polo, in which the Company received a payment of $375,000 from Polo. The matter is now closed.

     In connection with our ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, we have filed certain legal proceedings as further discussed in Item 7 of this Report.

     On March 18, 2002, the Company received a copy of a Complaint filed by a current and former employee in the Superior Court of New Jersey, Law Division (Bergen County) against the Company and certain of its employees alleging employment-related claims. The plaintiffs are seeking compensatory and punitive damages in an unspecified amount, attorneys’ fees and costs of suit. Our company and the named individual defendants believe they have meritorious defenses to the plaintiffs’ claims and are prepared to defend against them vigorously. The Company does not believe these matters will have a material adverse effect on its financial condition, results of operations or cash flows.

     The Company has no knowledge of any other material litigation to which it is a party or to which any of its property is subject.

10.  Supplementary Cash Flow Information

     Following is a summary of supplementary cash flow information for the years ended December 31, 2001, 2000 and 1999:

                                                                         Year Ended December 31,
                                                                              (in thousands)
                                                                     ----------------------------------

Cash Payments (Refunds):                                                  2001        2000        1999
                                                                     ----------  ----------  ----------
Interest paid.................................................         $     -        $ 10        $ 24
Income taxes paid (refunded)..................................         (1,576)         425         273
Non-cash investing and financing activities:
Equipment acquired under capital lease........................               -           -          17
   Warrants issued in connection with the Company's investment in
   nex-i.com..................................................               -         416           -

11.   Income Taxes

     The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of the assets and liabilities.

     The components of the provision (benefit) for income taxes for 2001, 2000 and 1999 are as follows:

                                                         Year Ended December 31,
                                                             (in thousands)
                                               ---------------------------------------------

                                                     2001              2000           1999
                                               ------------    --------------  -------------
Current:
     Federal...............................     $      -           $(1,576)           $684
     State and local.......................            -                 -             238
                                               ----------          --------           ----
                                                       -            (1,576)            922
                                               ----------          --------           ----
Deferred:
     Federal...............................         1,863           (2,530)            (95)
     State and local.......................           385             (873)            (33)
                                               ----------          --------           ----
                                                    2,248           (3,403)           (128)

           Valuation allowance.............         2,248            5,453               -
                                               ----------          --------           ----
                                                        -          $   474            $794
                                               ==========          ========           ====

     A reconciliation of the Federal statutory rate to the Company’s effective tax rate for 2001, 2000 and 1999 is as follows:

                                                                                         Year Ended December 31,
                                                                                   ---------------------------------------

                                                                                         2001          2000         1999
                                                                                   ------------  ------------  -----------
     Tax benefit at statutory rate...........................................         (34.0%)       (34.0%)        34.0%
     State and local income taxes (benefit), net of federal tax benefit......          (7.0%)        (7.0%)         7.0%
        Valuation allowance..................................................          41.0          43.7             -
     Other, net..............................................................             -           1.1             -
                                                                                       -----         -----        -------
     Effective tax rate......................................................           0.0%          3.8%         41.0%
                                                                                       =====         =====        =======

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2001 and 2000 as follows:

                                                                                 Year Ended December 31,
                                                                               ---------------------------
                                                                                   2001            2000
                                                                               ----------       ---------
 Accounts receivable allowances........................................            $255          $1,608
 Inventory reserves....................................................             146             118
 Accrual for compensated absences......................................             421             200
 Accumulated depreciation and amortization.............................             239              58
 Goodwill write down, accrued lease and fixed asset charge.............             885               -
 Other.................................................................             251             192
 nex-i.com losses......................................................             922             922
 MTA loss..............................................................           1,210           1,254
 Net tax operating losses..............................................           3,372           2,677
                                                                                -------         -------
 Total deferred tax assets.............................................           7,701           7,029
 Valuation Allowance...................................................          (7,701)         (5,453)
                                                                                -------         -------
                                                                                 $    -          $1,576
                                                                                =======         =======

     For the year ended December 31, 2001, the Company recognized a valuation allowance of $2,248,000. The Company’s tax federal net operating losses can be carried back two years and forward twenty years while its state net operating losses begin to expire in seven years. The nex-i.com losses are subject to capital loss limitation and will expire in five years upon recognition of the loss for tax purposes. Additionally, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s federal tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses. The Company’s deferred tax asset balance as of December 31, 2000 of $1,576,000 was realized through the carryback to previous tax years in which federal income taxes were paid.

12.  Earnings Per Share

     The Financial Accounting Standards Board issued Statement No. 128 “Earnings per Share”(“SFAS No. 128”) specifies the computation, presentation ad disclosure requirements for earnings per share (“EPS”) of entities with publicly held common stock or potential common stock. The statement defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average number of shares outstanding. The objective of diluted EPS, consistent with that of basic EPS, is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential dilutive common shares.

COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)

                                                                     For the Years Ended December 31,
                                                                       2001         2000          1999
                                                                       ----         ----          ----

 Net income...........................................             $(5,494)    $(12,942)       $ 1,142
                                                                   =======     =========       =======
 Basic:
    Weighted average number of shares outstanding.....               6,422        6,353         6,253
                                                                   =======     =========       =======
    Net income per share..............................             $ (0.86)   $   (2.04)      $  0.18
                                                                   =======     =========       =======
 Diluted:
    Weighted average number of shares outstanding....                6,422        6,353         6,253

    Dilutive effects of stock options                                    -            -            12
                                                                   --------    ---------        ------
    Weighted average number of common and common
        equivalent shares outstanding................                6,422        6,353         6,253
                                                                   ========    =========       =======
    Net income per share.............................              $ (0.86)     $ (2.04)       $ 0.18
                                                                   ========     ========       =======

13.   Employee Stock Purchase Plan

     On December 31, 1997, the Company adopted an Employee Stock Purchase Plan (the “1997 Plan”) for employees of the Company and its subsidiaries. The 1997 Plan was approved by the Company’s shareholders at its 1998 Annual Meeting. The 1997 Plan was adopted to provide a further incentive for employees to promote the best interests of the Company and to encourage stock ownership by employees. A total of 500,000 shares of common stock are authorized for issuance pursuant to the 1997 Plan. The Company discontinued the 1997 Plan in September 2001.

     In general, the 1997 Plan provides for eligible employees to designate in advance of specified purchase periods (monthly) a percentage of compensation (up to 10%) to be withheld from their pay and applied toward the purchase of such number of whole shares of Common Stock as can be purchased at a price of 85% of the stock’s trading price at the end of each such period. No employee can purchase more than $15,000 worth of capitalized common stock annually, and no common stock can be purchased by any person which would result in the purchaser owning five percent or more of the total combined voting power or value of all classes of stock of the Company.

     The 1997 Plan is intended to satisfy the requirements of Section 423(b) of the Internal Revenue Code of 1986, as amended, which requires that it be approved by shareholders within one year of the earlier of its adoption by the Board of Directors or the plan’s effective date. In addition, the 1997 Plan is intended to comply with certain requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

     During the years ended December 31, 2001, 2000 and 1999, employees purchased 52,204, 33,548 shares and 49,691 shares, respectively, under the 1997 Plan for aggregate proceeds of approximately $78,000, $117,000 and $177,000, respectively. In September 2001, the Company discontinued this plan.

14.  Stock Repurchase Program

     In August 1998, the Board of Directors authorized the Company to repurchase up to 225,000 shares of its outstanding common stock at market price. On May 20, 1999, the Board of Directors authorized the Company to repurchase up to 225,000 additional shares of its common stock at market price. During the year ended December 31, 1998, 136,800 shares of the Company’s common stock were repurchased for approximately $667,000, an average price of $4.87 per share. During the year ended December 31, 1999, 13,800 shares of the Company’s common stock was repurchased for approximately $53,000, an average price of $3.89 per share. As of December 31, 2001 and 2000, a total of 150,600 shares of the Company’s common stock has been repurchased for approximately $720,000 at an average price of $4.78 per share since the inception of the repurchase program in August 1998. There were no stock repurchases in 2000 or 2001.

15.  Significant Customers and Vendors

     During 2001, Goldman Sachs, Nabisco/Kraft, Summit Bancorp/Fleet Boston and PSE&G accounted for 15%, 13%, 13%, and 11% respectively, of the Company’s net sales. In 2000, Summit Bancorp and Goldman Sachs accounted for approximately 17% and 13% of the Company’s net sales, respectively. During the fiscal year ended December 31, 1999, PSE&G and Mercedes Benz of North America accounted for approximately 13% and 12% respectively of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales during the three years ended December 31, 2001, 2000, and 1999.

     In August 2001, the Company agreed that certain of its employees could join EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services previously provided by the Company to one of its customers. The Company received a one-time payment, net of expenses, of $417,000, and has been recorded as other income in the accompanying consolidated financial statements.

     The Company purchases the majority of its products primarily from two aggregators of computer hardware, software and peripherals. During 2001, the Company acquired approximately 53% and 9% of its products for resale from Ingram and Tech Data, respectively. Agreements with these aggregators provide for, among other things, certain discount pricing for meeting agreed-upon purchase levels and minimum purchase commitments.

16.  Related Party Transactions

     In connection with the Company’s 1996 initial public offering, the Company’s Chairman, CEO and principal shareholder agreed to indemnify the Company for any and all losses which the Company sustained, up to $1,000,000, arising from or relating to the alleged wrongful conduct of certain former employees of the Company and their current employer (the “Defendants”). Mr. Gang advanced $675,000 to the Company in furtherance of this agreement. Pursuant to an amendment to his indemnification agreement adopted by the Company’s Board of Directors in February 2000, upon consummation of the settlement of the Company’s litigation against the Defendants on August 10, 2000, the Company reimbursed Mr.Gang for the $675,000 he previously advanced to the Company.

     In May 1999, the Company’s Board of Directors authorized, subject to mutually satisfactory terms and conditions, the issuance to Fallen Angel Capital LLC (“Fallen Angel”) of a warrant (the “Warrant”) to purchase an aggregate of 200,000 shares of the Company’s common stock at a purchase price of $5.00 per share for a one-year period commencing May 19, 2000, the date shareholder approval was obtained. The fair value of the warrant was estimated on the date of shareholder approval using the Black-Scholes option pricing model using the following assumptions: dividend yield 0%, expected volatility 90.75%, risk free interest rate 6.5%, with an expected holding period of 1 year. A member of the Company’s Board of Directors is a principal of Fallen Angel. The Warrant was issued in consideration for investment banking advisory services rendered by Fallen Angel in connection with the Company’s preferred stock investment in nex-i.com Inc., in which an affiliate of Fallen Angel, Fallen Angel Equity Fund L.P., also participated. Fallen Angel Equity Fund L. P. currently owns more than 10% of the Company’s outstanding common stock. At the Company’s Annual Meeting of Shareholders held on May 19, 2000, the Company’s shareholders approved the issuance of these warrants to Fallen Angel. The warrants, with an estimated fair value of $416,000, were accounted for as a cost of the Company’s preferred stock investment. As of December 31, 2001, no warrants issued to Fallen Angel have been exercised.

     In October 2000, the Company’s Board of Directors authorized the execution of an engagement letter with Fallen Angel, pursuant to which Fallen Angel was engaged on an exclusive basis as a financial advisor to assist the Company’s management and Board of Directors in examining strategic alternatives to maximize shareholder value. The engagement, which may be terminated by either party on thirty days’prior notice, provides for the payment of a “success”fee to Fallen Angel based on the aggregate consideration paid in any transaction. The engagement letter also contains customary expense reimbursement and indemnification provisions. A member of the Company’s Board of Directors is a principal of Fallen Angel. To date, no transactions have been consummated pursuant to this engagement.

17.  Investment in Nex-i.com

     In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock in a private internet start-up—nex-i.com Inc. (“nex-i.com”). The investment represented approximately 30% of nex-i.com equity on an “as converted” basis. The Company has recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing, (the “Series B Financing”), in which the Company did not participate. Following the July financing, the Company’s investment in nex-i.com represented approximately 15% of nex-i.com equity on an “ as converted” basis. In connection with the Series B Financing, and in consideration of the Company’s release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A financing, the Company received up to 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation (“Eureka”), merged with and into nex-i.com, in connection with which merger the Company received several classes of preferred stock in Eureka in exchange for the Company’s Series A Convertible Participating Preferred Stock in nex-i.com. Coincident to and as a condition of the merger, the Company was required to lend $382,000 to Eureka in exchange for a convertible promissory note. The note bore interest at the rate of 8% per annum and was to be repaid by Eureka in cash on March 31, 2001 (the “Maturity Date”) or may be converted into shares of Eureka preferred stock on the Maturity Date, at the discretion of the holders of 51% of the aggregate outstanding principal of all similar notes. The Company also committed to invest an additional $382,000 in Eureka, if certain conditions were met. These conditions were not met and the Company wrote off the $382,000 investment in the fourth quarter of 2001, after Eureka’s principal operations were affected by the events of September 11th, 2001. In consideration of the Company’s investment in Eureka, Eureka committed to purchase a minimum of $146,000 of the Company’s network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of the Company’s services during the twenty-four month period following the closing. Eureka has failed to meet these commitments.

     The Company’s interests in Eureka are subject to two agreements among Eureka and its shareholders. The rights and restrictions set forth in the two agreements are not deemed by the Company to be material. The restrictions include a limitation on transfer of the Company’s equity interest in Eureka in certain circumstances and the requirement to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, the Company, upon the agreement of a substantial amount of other interest holders, has the right to demand that the Company’s equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have the Company’s equity interest included in certain other registrations under such Act.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000 and 1999

                                                     Balance at      Provision -     Deductions -   Balance of End
                                                    Beginning of      Charged to       Accounts         of Year
                                                        Year            Income        Written off
                                                    -------------    -------------   -------------  --------------
    Allowance for doubtful accounts:
                                            2001          $ 3,923           $  173        $  3,474            $ 622
                                            2000            3,289              923             289            3,923
                                            1999            1,300            1,989               -            3,289

    Inventory Reserve:
                                            2001           $  287           $   70         $   229           $  128
                                            2000              300               32              45              287
                                            1999            1,029              300           1,029              300

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHANET SOLUTIONS, INC. Executive Committee of the Board of Directors (Principal Executive Officer)

By: IRA COHEN —————————————— Ira Cohen

By: THOMAS F. DORAZIO —————————————— Thomas F. Dorazio

By: DOREEN A. WRIGHT —————————————— Doreen A. Wright

March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/	STAN GANG ——————————	Stan Gang Chairman of the Board	March 25, 2002

/s/	WILLIAM S. MEDVE ——————————	William S. Medve Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002

/s/	MICHAEL GANG ——————————	Michael Gang Director	March 25, 2002

/s/	IRA COHEN ——————————	Ira Cohen Director	March 25, 2002

/s/	THOMAS F. DORAZIO ——————————	Thomas F. Dorazio Director	March 25, 2002

/s/	DOREEN A. WRIGHT ——————————	Doreen A. Wright Director	March 25, 2002