Form 10-Q
period 2002-03-31
ALPHANET SOLUTIONS INC
filed 2002-05-08
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
Commission file number 0-27042

AlphaNet Solutions, Inc.
(Exact Name of Registrant as Specified in Charter)

New Jersey	22-2554535
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

7 Ridgedale Avenue, Cedar Knolls, New Jersey	07927
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(973) 267-0088

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2002:

Class	Number of Shares Outstanding

Common Stock, $0.01 par value	6,588,413

ALPHANET SOLUTIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

PART II.	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ALPHANET SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)

                                                                          March 31,       December 31,
                                                                            2002              2001
                                                                         ----------       -----------

ASSETS
Current assets:
        Cash and cash  equivalents . . . . . . . . . . . . .              $ 22,608          $ 23,797
        Accounts receivable, less allowance for doubtful
        accounts of $595 at March 31, 2002 and $622 at
        December 31, 2001 . . . . . . . . . . . . . . . . . .                7,164             7,416
        Inventories . . . . . . . . . . . . . . . . . . . . .                  134               170
        Income tax receivable. . . . . . . . . . . . . . . .                 1,834                 -
        Prepaid expenses and other current assets . . . . . .                  494               374
                                                                         ----------        ----------
                 Total current assets . . . . . . . . . . . .                32,234           31,757
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .                   366                -
Property and equipment, net . . . . . . . . . . . . . . . . .                 1,735            1,992
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .                   511              511
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .                    47               52
                                                                         ----------        ----------
                 Total assets. . . . . . . . . . . . . . . .             $   34,893        $  34,312
                                                                         ==========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Current portion of capital lease obligations . . . .             $       2         $       8
        Accounts payable . . . . . . . . . . . . . . . . . .                   651             1,020
        Accrued expenses . . . . . . . . . . . . . . . . . .                 3,735             3,992
        Accrued MTA contract liability. . .  . . . . . . . .                 3,040             2,950
                                                                         ----------        ----------
                 Total current liabilities . . . . . . . . .                 7,428             7,970

         Total liabilities . . . . . . . . . . . . . . . . .                 7,428             7,970
                                                                         ----------        ----------
Shareholders' equity:
        Preferred stock -- $0.01 par value; authorized
        3,000,000 shares, none issued . . . . . . . . . . . .                    -                 -
        Common stock -- $0.01 par value; authorized
        15,000,000 shares, 6,588,413 and 6,588,413 shares
        issued and outstanding at March 31, 2002 and December
        31, 2001, respectively . . . . . . . . . . . . . .                      66                66
        Additional paid-in capital. . . . . . . . . . . . . .               35,092            35,092
        Accumulated Deficit. . . . . . . . . . . . . . . . .               (6,973)           (8,096)
        Treasury stock - at cost; 150,600 shares at March 31,
        2002 and December 31, 2001, respectively. . . . . . .                (720)             (720)
                                                                         ----------        ----------
                 Total shareholders' equity . . . . . . . . .               27,465            26,342
                                                                         ----------        ----------
                 Total liabilities and shareholders' equity .            $  34,893         $  34,312
                                                                         =========         =========

           See accompanying notes to consolidated financial statements

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

                                                        For the Three Months ended
                                                                March 31,
                                                             2002            2001
                                                             ----            ----
Net sales:
      Product sales. . . . . . . . . . . . . .            $ 1,445         $ 7,699
      Services and support . . . . . . . . . .              5,490          11,017
                                                            -----          ------
                                                            6,935          18,716
Cost of sales:
      Product sales . . . . . . . . . . . . . .             1,292           6,809
      Services and support                                  3,831           7,596
                                                            -----           -----
                                                            5,123          14,405

Gross Profit:
         Product sales. . . . . . . . . . . . .               153             890
         Service and support. . . . . . . . . .             1,659           3,421
                                                            -----           -----
                                                            1,812           4,311

Operating expenses:
      Selling, general & administrative . . .               2,993           4,686
                                                            -----           -----

Operating  loss . . . . . . . . . . . . . . . .            (1,181)           (375)

Other income:
      Interest  income . . . . . . . . . .  . .               104             225
      Other Income . . . . . . . . . . . . . .                  -               6
                                                            -----           -----
                                                              104             231

Loss before income taxes. . . . . . . . . . . .            (1,077)           (144)

Benefit for income taxes . . . . . . . . . . .             (2,200)              -
                                                            -----           -----

Net income (loss) . . . . . . . . . . . . . . .           $ 1,123          $ (144)
                                                            =====           =====

Basic and Diluted net income (loss) per share.             $ 0.17          $(0.02)
                                                            =====           =====

Weighted average number of common shares
outstanding . . . . . . . . . . . . . . . . . .             6,438           6,398
                                                            =====           =====
Weighted average number of common and common
equivalent shares outstanding. . . . . . .                  6,438           6,398
                                                            =====           =====

          See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

                                                                              Three Months ended
                                                                                   March 31,
                                                                                   ---------
                                                                            2002                 2001
                                                                            ----                 ----
Cash flows from operating activities:
    Net income (loss) . . . . . . .. . . . . . . . . . . . . . . . . .      $1,123            $  (144)
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . .          296                499
          Provision for accounts receivable. . . . . . . . . . . . . .          30                 83
          Nex-i.com loss recognition. . . . . . . . . . . . . . . . .            -                  -
          MTA contract loss. . . . . . . . . . . . . . . . . . . . . .           -                  -
          Income taxes. . . . . . . .. . . . . . . . . . . . . . . . .      (2,200)                 -
          Increase (decrease) from changes in:
               Accounts receivable. . . . . . . . . . . . . . . . . .          222             (2,760)
               Inventories . . . . . . . . . . . . . . . . . . . . . .          36                183
               Prepaid expenses and other current assets . . . . . . .        (120)              (154)
               Other assets . . . . . . . . . . . . . . . . . . . . .            5                  6
               Accounts payable . . . . . . . . . . . . . . . . . . .         (369)            (1,596)
               Accrued expenses . . . . . . . . . . . . . . . . . . .         (257)               778
               Accrued MTA contract liability. . . . . . . . . . . . .          90                935
                                                                            ------             ------
          Net cash  used in operating activities . . . . . . . . . . .      (1,144)            (2,170)
Cash flows from investing activities:
    Loan to Eureka Broadband. . . . . . . . . . . . . . . . . . . . .            -               (382)
    Property and equipment expenditures. . . . . . . . . . . . . . . .         (39)              (119)
                                                                            ------             ------
    Net cash used in investing activities . . . . . . . . . . . . . .          (39)              (501)

Cash flows from financing activities
    Employee stock purchases and exercises of stock
    options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -                 30
    Repayment of capital lease obligations. . . . . . . . . . . . . .           (6)                (4)
                                                                            ------             ------
         Net cash provided by (used in) financing activities. . . . .           (6)                26
                                                                            ------             ------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .      (1,189)            (2,645)
Cash and cash equivalents, beginning of period . . . . . . . . . . . .      23,797             17,164
                                                                            ------             ------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . .     $ 22,608           $ 14,519
                                                                            ======             ======

          See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Description of the Business and Basis of Presentation:

         AlphaNet Solutions, Inc. (the “Company”) is an information technology (“IT”) professional services firm providing expertise in Business Advisory, Technology Implementation, and Managed Services. The Company also provides professional development services.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, which were included as part of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform with current year presentation.

        Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.

Note 2 -  Net Income Per Share:

COMPUTATION OF EARNINGS PER SHARE (in thousands, except per share amounts)) (unaudited)

                                                                     Three Months ended
                                                                             March 31
                                                                      2002         2001
                                                                      ----         ----

Net income (loss) . . . . . . . . . . . . . . . . . . . .         $  1,123     $  (144)
                                                                  ========     =======
Basic:

  Weighted average number of shares outstanding. . . . .             6,438       6,398
                                                                  ========     =======
   Net income (loss) per share.  . . . . . . . . . . . .          $   0.17     $ (0.02)
                                                                  ========     =======
Diluted:
   Weighted average number of shares outstanding . . . .             6,438       6,398
   Dilutive effects of stock options . . . . . . . . . .                25           -
                                                                  --------     -------
   Weighted average number of common and common
   Equivalent shares outstanding                                     6,463       6,398

   Net income (loss) per share . . . . . . . . . . . . .          $   0.17     $ (0.02)
                                                                  ========     =======

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128 “Earnings per Share” (“SFAS No. 128”) which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) of entities with publicly-held common stock or potential common stock. The statement defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average number of shares outstanding. The objective of diluted EPS, consistent with that of basic EPS, is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential dilutive common shares.

Note 3 - Investment in nex-i.com:

        In January 2000, the Company invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock (the “Series A Financing”) in a private internet start-up--nex-i.com Inc. (“nex-i.com”). The investment represented approximately 30% of nex-i.com equity on an “as converted” basis. The Company recorded its share of losses to the extent of its investment based upon its preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the ”Series B Financing”), in which the Company did not participate. Following the Series B Financing, the Company” investment in nex-i.com represented approximately 15% of nex-i.com equity on an ”as converted” basis. In connection with the Series B Financing, and in consideration of the Company” release of nex-i.com from certain commercial commitments to the Company made at the time of the Series A Financing, the Company received 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation (“Eureka”), merged with and into nex-i.com, in connection with which merger the Company received several classes of preferred stock in Eureka in exchange for the Company’s Series A Convertible Participating Preferred Stock in nex-i.com. Coincident to and as a condition of the merger, the Company was required to lend $382,098 to Eureka in exchange for a convertible promissory note. The note bore interest at the rate of 8% per annum, which would have been paid by Eureka in cash on March 31, 2001 (the “Maturity Date”) or converted by Eureka into shares of Eureka preferred stock on the Maturity Date, in the discretion of the holders of 51% of the aggregate outstanding principal of all similar notes. In July 2001, the Eureka preferred stock and note held by the Company was converted to common stock. The Company wrote off its investment in Eureka common stock of $382,000 in the fourth quarter of 2001, after Eureka’s principal operations were impacted by the negative events of September 11th, 2001. In consideration of the Company’s investment in Eureka, Eureka committed to purchase a minimum of $146,000 of the Company’s network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of the Company’s services during the twenty-four month period following the closing. To date, Eureka has failed to honor these commitments; however, on March 6, 2002, Eureka entered into a Support Agreement with the Company pursuant to which Eureka agreed to purchase network monitoring and call center support services from the Company in the aggregate amount of approximately $87,835. This sum includes payment of a past-due receivable in the amount of $20,000.

        The Company’s interests in Eureka are subject to two agreements among Eureka and its shareholders. The Company does not deem the rights and restrictions set forth in the two agreements to be material. The restrictions include a limitation on transfer of the Company’s equity interest in Eureka in certain circumstances and the requirement to sell the equity interest when a transfer is approved by a vote of the interest holders. In addition, upon the agreement of a substantial amount of other interest holders, the Company has the right to demand that the Company’s equity interest be registered under the Securities Act of 1933, and the right, without other interest holders, to have the Company’s equity interest included in certain other registrations under such Act.

Note 4 - Recently Issued Accounting Standards:

        In December 1999, the Securities and Exchange Commission (SEC) issued a Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not have a material effect on the Company’s results of operations.

        In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” which supersedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material effect on the Company’s results of operations, financial position or cash flow.

        In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for us means the standard was adopted on January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on its results of operations, financial position or cash flow.

        On August 15, 2001, the FASB issued FASB No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. The adoption of FASB No. 143 did not have a material effect on its results of operations.

        On October 3, 2001, the FASB issued FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of FASB No. 144 are to address the significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established in FAS No.121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FAS No. 144 did not have a material effect on its results of operations.

        On November 15, 2001, the FASB issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received For Out-of-Pocket Expenses Incurred.” The FASB will require in 2002 companies to report these disbursements as revenues, versus a reduction of cost of sales. This classification has no impact on reported losses. The Company had such reimbursements of $283,000 in 2001. For the years 2000 and 1999, this information was not segregated in the accounting records. The Company has adopted such reporting in the first quarter of 2002, such reimbursements were $21,000 and $39,000 in 2002 and 2001, respectively.

Note 5 - MTA Contract:

        In December 1997, the Company entered into a four-year, $20.4 million contract (the “MTA Contract”) with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to furnish and install local and wide-area computer network components, including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is provided in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company’s cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While the Company is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

        The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company’s request, thereby triggering the Company’s right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company’s Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO’s denial of the Company’s Request to the New York Supreme Court. On April 22, 2002, the Court rendered its decision on the Company’s appeal, denying all of the Company’s claims for review of the determination made by the DRO. The Company is reviewing the Court’s decision and will decide upon an appropriate course of action after completing its review.

        On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau’s determination will apply to the Company’s cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied the Company’s request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a “dispute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In its complaint, the Company requests that the Department of Labor adjudicate this dispute and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. On February 12, 2002, the Company was informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that the Company’s claim is not one which is governed by federal regulations or one over which the Department is willing to exercise jurisdiction. On April 23, 2002, the Company received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. The Company is currently evaluating this letter and will decide upon an appropriate course of action after completing its evaluation. There can be no assurance the Company will be successful, either in whole or in part, in its efforts.

Note 6 - Income Taxes:

        Set forth below is a summary of the Company’s tax provision (benefit) for the three months ended March 31, 2002.

                                                         Three Months Ended
                                                           March 31, 2002
                                                         ------------------
Federal income tax benefit at statutory rate
(34%)                                                      ($ 366,000)

State income tax benefit net of federal effect                (75,000)
                                                         -------------
Income tax benefit                                           (441,000)
Valuation allowance                                        (1,759,000)
                                                         -------------
                                                         ($ 2,200,000)
                                                         =============
For the three months ended March 31, 2002, the Company has recognized a tax benefit of $2,200,000.

        The Company reduced its valuation allowance in the amount of $1,834,000, reflecting expected federal income tax refunds related to the carryback of 2001 tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002. This reduction was offset by a $75,000 valuation allowance on current period state income tax benefits. The Company expects it can recover 2002 federal income tax benefits from expected federal income tax refunds from tax carryback of these losses to prior periods. As such, no valuation allowance was recorded on federal income tax benefits of $366,000 generated in the first quarter of 2002. In the first quarter of 2001, the Company recorded a $59,000 benefit before an income tax valuation allowance provision.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        Founded in 1984, AlphaNet Solutions, Inc. is an information technology (“IT”) professional services firm providing expertise in Business Advisory, Technology Implementation, and Managed Services. We also provide professional development services. Our customers are primarily Fortune 1000 and other large and mid-sized companies located in the New York-to-Philadelphia corridor.

        Our results for the first quarter of 2002 include certain items that affect comparability to prior periods. We quantify the impact of these items in order to explain our results on a comparable basis. Such items are collectively referred to as “special items.” Special items in the three months ended March 31, 2002, consisted of severance costs of $104,000, of which $70,000 reflected in cost of sales and $34,000 is reflected in SG&A; a state income tax valuation allowance of $75,000; and a federal income tax refund of $1,834,000.

Results of Operations

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

        Net Sales.   Net sales decreased by $11.8 million, to $6.9 million for the first quarter of 2002 from $18.7 million for the first quarter of 2001. The decline of $11.8 million was due to a reduction in product sales of $6.3 million and a reduction in service revenues of $5.5 million.

        Gross Profit.   During the first quarter of 2002, gross profit declined to $1.8 million from $4.3 million during the first quarter of 2001. This decline was attributable to the decline in both product sales and service and support revenue during the first quarter of 2002. Including severance costs, our combined gross profit was 26.1% in the first quarter of 2002, which increased from 23.1% in the first quarter of 2001. Excluding severance costs, our combined gross profit was 27.1% in the first quarter of 2002, which increased from 23.3% in the first quarter of 2001. We recorded $70,000 of severance compensation costs during the first quarter of 2002, as compared to $46,000 in the first quarter of 2001. The gross profit percentage on technology product sales was 10.6% in the first quarter of 2002 down from 11.6% in the first quarter of 2001. Service and support gross profits excluding severance costs, was 31.5% in the first quarter of 2002, compared to 31.5% in the first quarter of 2001.

        Selling, General and Administrative Expenses.   Selling, general and administration expenses were $3.0 million in the first quarter of 2002 as compared to $4.7 million in the first quarter of 2001. Selling, general and administrative expenses before special items in each period were $3.0 million in the first quarter of 2002, as compared to $4.6 million in the first quarter of 2001. Special items of $34,000 reflecting severance compensation costs were recorded in the first quarter of 2002. In the first quarter of 2001, special items of $128,000 in severance costs were recorded.

        Interest income, net.   Due to declining interest rates, interest income, net, totaled $104,000 for the first quarter of 2002, down from $225,000 in the first quarter of 2001.

        Income taxes.   The Company reduced its valuation allowance in the amount of $1,834,000, reflecting expected federal income tax refunds related to the carryback of 2001 tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002. This reduction was offset by a $75,000 valuation allowance on current period state income tax benefits. We currently anticipate our company can recover 2002 federal income tax benefits from expected federal income tax refunds from tax carryback of these losses to prior periods. As such, no valuation allowance was recorded on federal income tax benefits of $366,000 generated in the first quarter of 2002. In the first quarter of 2001, we recorded a $59,000 benefit before an income tax valuation allowance provision.

Risks and Uncertainties

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

        In 1999, we embarked on an effort to reposition ourselves from a value-added reseller to a professional services company. The competition for low-margin technology products increased significantly and, more recently, the demand for technology products has declined. As a result, we have been attempting to transition to selling higher-margin services, some of which are related to technology product orders. During the first quarter of 2002, we have been selective in accepting product orders. Our product sales declined from $83.3 million in 1999, to $44.0 million in 2000, and declined to $15.8 million in 2001. In the first quarter of 2002, our product sales declined to $1.4 million in the quarter as compared to $7.7 million in the first quarter of 2001.

        In January 2002, we entered into an agency agreement with MoreDirect, Inc., an internet-based, business-to-business electronic marketplace which enables information technology buyers to efficiently source, evaluate, purchase and track a wide variety of computer hardware, software and related technology products. This agreement will permit us to further exit the product business and concentrate on our core professional service offerings. Certain of our professional service offerings are dependent on technology product purchases by our existing and prospective clients, irrespective of how such clients procure their products. Accordingly, the downturn in technology spending has adversely impacted our professional service revenues. Competition by larger firms such as Siemens, EDS and IBM Global Services in such areas as desktop support and integration services has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. There can be no assurance these negative trends will not continue or accelerate.

        Our professional service revenues declined from $53.3 million in 1999, to $46.4 million in 2000, and declined to $35.9 million in 2001. In the first quarter of 2002, our professional service revenues declined to $5.5 million in the quarter as compared to $11.0 million in the first quarter of 2001.

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

        The trading price of our Common Stock is likely to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, general trends in the industry, recommendations by industry analysts, and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price of our Common Stock, as well as the stock of many technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

        We currently anticipate the need to make significant investments in the reconstruction and upgrading of our sales, revenue-generating and technical capabilities in an effort to stem the continuing decline in our professional service revenues, which decline may accelerate in 2003. These investments and the decline in our revenue will likely cause us to continue to incur operating losses for the foreseeable future. Notwithstanding these anticipated investments, there can be no assurance that our professional service revenues will not continue to decline.

MTA

        In December 1997, we entered into a four-year, $20.4 million contract (the “MTA Contract”) with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. We are the prime contractor on this project and are responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate our services and complete the MTA Contract itself at our cost. In the event of unexcused delay by our company, we may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While we are currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not occur. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s Office, over which we have no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

        On July 19, 2000, the MTA advised us of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by us to perform cabling work have been classified as telecommunications workers. We believe it is probable the Bureau’s determination will apply to our cabling activities under the contract, thereby likely requiring the reclassification of our telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, we expect to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied our request for a change order to compensate our company for the increased costs it expected to be incurred in connection with the reclassification of certain of our telecommunications workers as electricians. On January 19, 2001, we initiated a “dispute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In our complaint, we requested that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate us for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised us that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. On February 12, 2002, we were informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that our claim is not one that is governed by federal regulations or one over which the Department is willing to exercise jurisdiction. On April 23, 2002, we received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. We are currently evaluating this letter and will decide upon appropriate action after completing our evaluation. There can be no assurance we will be successful, either in whole or in part, in our efforts.

        We have performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, we submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied our request, thereby triggering our right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). We filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full our Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, we appealed the DRO’s denial of the Company’s Request to the New York Supreme Court. On April 22, 2002, the Court rendered its decision on our appeal, denying all of our claims for review of the determination made by the DRO. We are reviewing the Court’s decision and will decide upon an appropriate course of action after completing our review.

nex-i.com

        In January 2000, we invested $1.8 million in exchange for 3,101,000 shares of Series A Convertible Participating Preferred Stock (the “Series A Financing”) in a private internet start-up--nex-i.com Inc. (“nex-i.com”). The investment represented approximately 30% of nex-i.com equity on an “as converted” basis. We recorded our share of losses to the extent of our investment based upon our preferred stock funding interest. On July 27, 2000, nex-i.com received $12,100,000 in a Series B Convertible Participating Preferred Stock financing (the “Series B Financing”), in which we did not participate. Following the Series B Financing, our investment in nex-i.com represented approximately 15% of nex-i.com equity on an "as converted" basis. In connection with the Series B Financing, and in consideration of our release of nex-i.com from certain commercial commitments to us at the time of the Series A Financing, we received 100,000 warrants to purchase shares of nex-i.com Series B Convertible Participating Preferred Stock at an exercise price ranging from $1.50 to $1.85 per share. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation (“Eureka”), merged with and into nex-i.com, in connection with which merger we received several classes of preferred stock in Eureka in exchange for our Series A Convertible Participating Preferred Stock in nex-i.com. Coincident to and as a condition of the merger, we were required to lend $382,098 to Eureka in exchange for a convertible promissory note. The note bore interest at the rate of 8% per annum, which would have been paid by Eureka in cash on March 31, 2001 (the “Maturity Date”) or converted by Eureka into shares of Eureka preferred stock on the Maturity Date, in the discretion of the holders of 51% of the aggregate outstanding principal of all similar notes. In July 2001, the Eureka preferred stock and note held by us was converted to common stock. We wrote off our investment in Eureka common stock of $382,000 in the fourth quarter of 2001, after Eureka’s principal operations were impacted by the negative events of September 11th, 2001. In consideration of our investment in Eureka, Eureka committed to purchase a minimum of $146,000 of our network monitoring, cabling, field engineering and other services during the first twelve months following the closing of the merger and a minimum of $182,100 of such services during the second twelve months following the closing. Eureka also committed to use good faith efforts to ultimately purchase a minimum of $500,000 of our services during the twenty-four month period following the closing. To date, Eureka has failed to honor these commitments; however, on March 6, 2002, Eureka entered into a Support Agreement with us pursuant to which Eureka agreed to purchase network monitoring and call center support services from us in the aggregate amount of approximately $87,835, including payment of a past-due receivable in the amount of $20,000.

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

Executive Management of AlphaNet Solutions, Inc. and Certain Compensation Arrangements with Respect Thereto

        Following Stan Gang’s retirement as Chief Executive Officer of our company effective December 1, 2001, the duties of the CEO devolved upon the Executive Committee of our Board of Directors, consisting of Ira Cohen, Thomas F. Dorazio and Doreen A. Wright. Effective March 15, 2002, the Board retained Richard Erickson, a technology and operations executive with 20 years of industry experience, as Chief Executive Officer. Mr. Erickson, who joined our company in a consulting capacity through New England Associates, LLC, a professional services turnaround consultancy of which Mr. Erickson is president, was most recently Senior Vice President, Operations of Scient, Inc., an e-business consulting firm. Mr. Erickson previously held the same position with iXL Enterprises, Inc. prior to the 2001 merger of Scient and iXL. From 1998 to 2000, Mr. Erickson was Managing Director, Tri-Sate Region, of Aztec Technology Partners, a network and e-infrastructure consulting services firm. From 1988 to 1998, Mr. Erickson was a principal and President of Digital Network Associates, a network integration services company.

        Pursuant to the terms of his engagement, Mr. Erickson has been retained for a minimum term of six months at $15,000 per month, plus a bonus of $90,000 payable upon certain contingencies and a fully-vested option or warrant for 25,000 shares of our Common Stock. During the term of his consulting engagement, Mr. Erickson will execute the duties and exercise the responsibilities of chief executive officer and president. At the discretion of our Board of Directors, the consulting engagement may be converted into an employment agreement at an annual base salary of $260,000. Upon such conversion, Mr. Erickson would also be entitled to, among other things, a performance bonus of up to 80% of base salary based on mutually agreed criteria and an additional 275,000 stock options, including a guaranteed minimum realizable sum of $600,000, representing the aggregate difference between the exercise price of options and the fair market value of our Common Stock underlying such options, on the exercise of all options held by Mr. Erickson in the event of a sale or merger of our Company within two years of the commencement of his employment. In the event of the conversion of the consulting engagement into an employment agreement, Mr. Erickson would be nominated for election as a member of our Board of Directors.

        Effective April 12, 2002, Vincent Tinebra, who held the titles of President and Chief Operating Officer, entered into a Severance and Release Agreement with our company providing for Mr. Tinebra’s resignation from our company. Pursuant to the Severance and Release Agreement, Mr. Tinebra agreed to serve in a consulting capacity with our company from April 12, 2002 through May 10, 2002, during which period and for an additional twenty-six (26) weeks thereafter, he will continue to receive his base salary and certain other benefits. In connection with Mr. Tinebra’s resignation, the president title has been assumed by Mr. Erickson and the position of Chief Operating Officer has been eliminated.

Forward-Looking Statements

        Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are “forward-looking,” within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as “expect,” “believe,” “may,” “will,” and “intend” or similar terms. These forward-looking statements may include, without limitation, statements regarding possible future growth in the IT markets, the status of the trends favoring outsourcing of management information systems (“MIS”) functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of our new service offerings and the utilization of such services by our customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to:

•	The significant decline in demand for our services;

•	Frequent changes in the executive management of our company and the risks associated with our recent retention of a new CEO;

•	The repositioning of our company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things:

•	The substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control,

•	Intense competition from other IT service providers,

•	The short-term nature of our customers’ commitments,

•	Patterns of capital spending by our customers,

•	The timing, size and mix of product and service orders and deliveries,

•	The ability of our company to maintain its vendor certifications,

•	The timing and size of new projects,

•	Competitive pricing factors,

•	Market factors affecting the availability of qualified technical personnel,

•	The timing and customer response of new product and service offerings,

•	Changes in trends affecting outsourcing of IT services,

•	Disruption in sources of supply,

•	Changes in product, personnel and other operating costs, and

•	Industry and general economic conditions;

•	Changes in technical personnel realized billing and utilization rates;

•	The intense competition in the markets for our company’s products and services;

•	The ability to develop, market, provide, and achieve market acceptance of service offerings to new and existing customers;

•	Our ability to attract, hire, train, and retain qualified technical personnel;

•	Our substantial reliance on a concentrated number of key customers;

•	Uncertainties relating to potential acquisitions, if any, made by our company, such as our ability to integrate acquired operations and retain key customers and personnel of the acquired business;

•	Our reliance on the continued services of key executive officers and salespersons; and

•	Material risks and uncertainties associated with the MTA Contract.

        These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Recently Issued Accounting Standards

        In December 1999, the Securities and Exchange Commission (SEC) issued a Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” This SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not have a material effect on our results of operations.

        In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” which supersedes Accounting Principles Board (APB) Opinion No. 16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material effect on our results of operations, financial position or cash flow.

        In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for us means the standard was adopted on January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on our results of operations, financial position or cash flow.

        On August 15, 2001, the FASB issues FASB No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. The adoption of FASB No. 143 did not have a material effect on our results of operations.

        On October 3, 2001, the FASB issued FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The objectives of FASB No. 144 are to address the significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established in FAS No.121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FAS No. 144 did not have a material effect on our results of operations.

        On November 15, 2001, the FASB issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received For Out-of-Pocket Expenses Incurred.” The FASB will require in 2002 companies to report these disbursements as revenues, versus a reduction of cost of sales. This classification has no impact on reported losses. Our company had such reimbursements of $283,000 in 2001. For the years 2000 and 1999, this information was not segregated in the accounting records. Our company has adopted such reporting in the first quarter of 2002; such reimbursements were $21,000 and $39,000 in the first quarter of 2002 and 2001, respectively.

Liquidity and Capital Resources

        Cash and cash equivalents at March 31, 2002 were $22.6 million, compared to $23.8 million at December 31, 2001, a decrease of $1.2 million. Working capital at March 31, 2002 was $24.8 million as compared to $23.8 million at December 31, 2001, representing an increase of $1.0 million.

        Since its inception, our company has funded its operations primarily from cash generated by operations, as well as with funds from borrowings under a credit facility and the net proceeds from the Company’s public offerings. Our credit agreement with the First Union National Bank expired on December 31, 2000 and was not renewed.

        The decrease during the first quarter in cash from operating activities reflected cash operating losses and reductions of accounts payable and accrued expenses. Our days sales outstanding in accounts receivable increased from 73 days at December 31, 2001 to 90 days at March 31, 2002, resulting from delays in collecting amounts due from the MTA contract. Excluding MTA receivables, days sales outstanding in accounts receivable at March 31, 2002 was 66 days. Cash used in investing activities included our capital expenditures for the first three months of 2002 of $39,000 primarily for the purchase of computer equipment and software used by our company.

        Cash provided and utilized by financing activities included a reduction of $6,000 for repayment of capital lease obligations.

        Our Employee Stock Purchase Plan was approved by our shareholders in May 1998. During 1998, 80,888 shares of common stock were purchased by employees under the plan for approximately $509,000, an average price of $6.29 per share. During 1999, employees purchased an additional 49,691 shares under the plan for approximately $177,000, an average price of $3.54 per share. During 2000, 33,548 shares of common stock were purchased by employees under the plan for approximately $117, 000, an average price of $3.51 per share. During 2001, employees purchased 52,204 shares of stock for approximately $78,000, at an average price of $1.50 per share. Our company has issued an aggregate of 216,331 shares since the inception of the Employee Stock Purchase Plan at an average price of $4.07 per share, receiving total proceeds of approximately $881,000. As of September 1, 2001, our company suspended the Employee Stock Purchase Plan as a cost conservation measure.

        We purchased certain inventory and equipment through a financing arrangement with IBM Credit Corporation. At March 31, 2002, there was an outstanding balance of approximately $187,000 to IBM Credit Corporation under this arrangement. Obligations under this financing arrangement are collateralized by the current inventory balance purchased from IBM through March 31, 2002. The current credit limit with IBM Credit Corporation is $300,000.

        We currently anticipate the need to make significant investments in the reconstruction and upgrading of our sales, revenue-generating and technical capabilities in an effort to stem the continuing decline in our professional service revenues, which decline may accelerate in 2003. These investments and the decline in our revenue will likely cause us to continue to incur operating losses for the foreseeable future. Notwithstanding these anticipated investments, there can be no assurance that our professional service revenues will not continue to decline.

        We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        In connection with our ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, we have filed certain legal proceedings as discussed in Part I, Item 2 of this Report (Management’s Discussion and Analysis of Financial Condition and Results of Operations) at p. 13.

        On March 18, 2002, we received a copy of a Complaint filed by a current and former employee in the Superior Court of New Jersey, Law Division (Bergen County) against us and certain of our employees alleging employment-related claims. The plaintiffs are seeking compensatory and punitive damages in an unspecified amount, attorneys’ fees and costs of suit. We and the named individual defendants believe they have meritorious defenses to the plaintiffs’ claims and are prepared to defend against them vigorously.

        We have no knowledge of any other material litigation to which we are a party or to which any of our property is subject.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.44	Severance and Release Agreement dated April 12, 2002 by and between the Company and Vincent Tinebra.

(b)	Reports on Form 8-K.

On March 18, 2002, the Company filed with the Commission a current report on Form 8-K reporting an event under Item 5-Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2002	ALPHANET SOLUTIONS, INC. By: RICHARD G. ERICKSON —————————————— Richard G. Erickson* President and Chief Executive Officer (Principal Executive Officer)

DATE: May 8, 2002	By: WILLIAM S. MEDVE —————————————— William S. Medve Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

* Mr. Erickson currently serves as President and Chief Executive Officer of AlphaNet Solutions, Inc. in a consulting capacity through New England Associates, LLC, a professional services turnaround consultancy of which he is president.