Form 10-Q
period 2002-06-30
ALPHANET SOLUTIONS INC
filed 2002-08-13
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
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

Yes X No ____

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of July 31, 2002:

Class	Number of Shares Outstanding

Common Stock, $.01 par value	6,588,413

ALPHANET SOLUTIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II.	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ALPHANET SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . .	$ 20,550	$ 23,797
Accounts receivable, less allowance for doubtful
accounts of $704 at June 30, 2002 and $622 at
December 31, 2001 . . . . . . . . . . . . . . . . . .	7,700	7,416
Inventories . . . . . . . . . . . . . . . . . . . . .	193	170
Income tax receivable . . . . . . . . . . . . . . .	1,834	--
Prepaid expenses and other current assets . . . . . .	374	374

Total current assets . . . . . . . . . . . .	30,651	31,757
Income taxes . . . . . . . . . . . . . . . . . . . . . . . .	834	--
Property and equipment, net . . . . . . . . . . . . . . . . .	1,390	1,992
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .	511	511
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .	32	52

Total assets . . . . . . . . . . . . . . .	$ 33,418	$ 34,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations . . . .	$ --	$ 8
Accounts payable . . . . . . . . . . . . . . . . . .	641	1,020
Accrued expenses . . . . . . . . . . . . . . . . . .	3,183	3,992
Accrued MTA contract liability . . . . . . . . . .	3,038	2,950

Total current liabilities . . . . . . . . .	6,862	7,970

Total liabilities . . . . . . . . . . . . . . . . .	6,862	7,970

Shareholders’ equity:
Preferred stock -- $0.01 par value; authorized
3,000,000 shares, none issued . . . . . . . . . . . .	--	--
Common stock -- $0.01 par value; authorized
15,000,000 shares, 6,588,413 shares issued and
outstanding at June 30, 2002 and December 31, 2001 .	66	66
Additional paid-in capital . . . . . . . . . . . . .	35,138	35,092
Accumulated Deficit . . . . . . . . . . . . . . . .	(7,928)	(8,096)
Treasury stock - at cost; 150,600 shares at June 30,
2002 and December 31, 2001, respectively . . . . . .	(720)	(720)

Total shareholders’ equity . . . . . . . . .	26,556	26,342

Total liabilities and shareholders’ equity .	$ 33,418	$ 34,312

See accompanying notes to consolidated financial statements -1-

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts) (unaudited)

	For the Three Months ended		For the Six Months ended
	2002	2001	2002	2001

Net sales:
Product sales . . . . . . . . . . . . .	$ 890	$ 3,556	$ 2,335	$ 11,255
Services and support . . . . . . . . . .	5,330	9,989	10,820	21,006

	6,220	13,545	13,155	32,261
Cost of sales:
Product sales . . . . . . . . . . . . . .	842	3,020	2,134	9,829
Services and support . . . . . . . . . .	3,823	7,106	7,900	14,945

	4,665	10,126	10,034	24,774
Gross Profit:
Product sales . . . . . . . . . . . . .	48	536	201	1,426
Service and support . . . . . . . . . .	1,507	2,883	2,920	6,061

	1,555	3,419	3,121	7,487
Operating expenses:
Selling, general & administrative . . .	3,072	4,035	5,819	8,478

Operating loss . . . . . . . . . . . . . . . .	(1,517)	(616)	(2,698)	(991)
Other income :
Interest income . . . . . . . . . . . . .	92	202	192	427
Other Income . . . . . . . . . . . . . .	2	(3)	6	3

	94	199	198	430
Loss before income taxes . . . . . . . . . . .	(1,423)	(417)	(2,500)	(561)

Benefit for income taxes . . . . . . . . . . .	(468)	--	(2,668)	--

Net income (loss) . . . . . . . . . . . . . . .	$ (955)	$ (417)	$ 168	$ (561)

Basic and Diluted net income (loss) per share	$ (0.15)	$ (0.07)	$ 0.03	$ (0.09)

Weighted average number of common shares
outstanding . . . . . . . . . . . . . . . . . .	6,438	6,417	6,438	6,409

Weighted average number of common and common
equivalent shares outstanding . . . . . .	6,438	6,417	6,463	6,409

See accompanying notes to consolidated financial statements -2-

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss) . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	168	(561)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .	580	947
Write-off of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	65	--
Provision for accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .	135	113
Non-cash non-employee stock option charge . . . . . . . . . . . . . . . . . . . . . .	46	--
Income taxes . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2,668)	--
Increase (decrease) from changes in:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(419)	5,905
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(23)	425
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . .	--	83
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20	9
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(379)	(2,599)
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(809)	(250)
Accrued MTA contract liability . . . . . . . . . . . . . . . . . . . . . . . .	88	118

Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . .	(3,196)	4,190
Cash flows from investing activities:
Loan to Eureka Broadband (See Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . .	--	(382)
Property and equipment expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(43)	(266)

Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . .	(43)	(648)
Cash flows from financing activities
Employee stock purchases and exercises of stock
options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	--	51
Repayment of capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . . .	(8)	(11)

Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . . .	(8)	40

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .	(3,247)	3,582
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .	23,797	17,164

Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 20,550	$ 20,746

See accompanying notes to consolidated financial statements -3-

ALPHANET SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 –Description of the Business and Basis of Presentation:

     AlphaNet Solutions, Inc. (the “Company”) is an information technology (“IT”) professional services firm providing IT outsourcing, the implementation of IT projects, managed services and professional development services. During the second quarter of 2002, the Company has been refocusing its efforts on its core competencies which include four critical areas within the IT services marketplace: (i) selective IT outsourcing, including help desk, desk side support, and LAN support services; (ii) technology projects, including network and systems infrastructure, operating system deployments, and related advisory services; (iii) managed services, including network management, intrusion detection, firewall and VPN, and storage management; and (iv) IT training and professional development services.

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

     Certain prior year amounts have been reclassified to conform with current year presentation. In November 2001, the Financial Accounting Standards Board issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received For Out-of-Pocket Expenses Incurred.” In connection with this statement, the Company has reclassified out-of-pocket expense reimbursements billed to its clients as revenues versus a reduction in cost of sales. Such reimbursements were $9,000 and $34,000 in the three months ended June 30, 2002 and 2001, and $30,000 and $73,000 in the six months ended June 30, 2002 and 2001.

     In connection with a reorganization of its professional service operations during the second quarter of 2002, the Company reclassified certain professional services support managers and staff associated with its professional service consulting operations as cost of sales versus selling, general and administrative expenses. These direct support costs aggregated $259,000 and $253,000 in the three months ended June 30, 2002 and 2001, respectively, and $505,000 and $496,000 in the six months ended June 30, 2002 and 2001, respectively. These reclassifications are reflected in the accompanying consolidated statements of operations, and have no impact on the Company’s reported results of net losses or income.

     Results for interim periods are not necessarily indicative of results that may be expected for the entire year.

Note 2 –Net Income Per Share:

COMPUTATION OF EARNINGS PER SHARE (in thousands, except per share amounts) (unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2002	2001	2002	2001

Net income (loss) . . . . . . . . . . . . . . . . . . . .	$ (955)	$ (417)	$168	$(561)

Basic:
Weighted average number of shares outstanding . . . .	6,438	6,417	6,438	6,409

Net income (loss) per share . . . . . . . . . . . . .	$ (0.15)	$ (0.07)	$0.03	$(0.09)

Diluted:
Weighted average number of shares outstanding . . . .	6,438	6,417	6,438	6,409
Dilutive effects of stock options . . . . . . . . . .	--	--	25	--

Weighted average number of common and common
equivalent shares outstanding . . . . . . . . . . . . . .	6,438	6,417	6,463	6,409

Net income (loss) per share . . . . . . . . . . . . .	$ (0.15)	$ (0.07)	$0.03	$(0.09)

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 “Earnings per Share” which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) of entities with publicly-held common stock or potential common stock. The statement defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average number of shares outstanding. The objective of diluted EPS, consistent with that of basic EPS, is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential dilutive common shares.

Note 3 –Eureka Broadband:

     In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation (“Eureka”), merged with and into nex-i.com, an unconsolidated affiliate of the Company. The Company had previously invested $1.8 million in nex-i.com series A convertible participating preferred stock (“series A nex-i.com stock”). In connection with this merger, the Company loaned Eureka $382,000, in exchange for a promissory note and received several classes of preferred stock in exchange for the series A nex-i.com stock, all of which was converted to common stock in July 2001. In the fourth quarter of 2001, the Company wrote off its remaining investment of $382,000.

Note 4 – MTA Contract:

     In December 1997, the Company entered into a four-year, $20.4 million contract (the “MTA Contract”) with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to furnish and install local and wide-area computer network components, including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is provided in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company’s cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While the Company believes it is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not be asserted. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company’s request, thereby triggering the Company’s right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company’s Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO’s denial of the Company’s Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered its decision on the Company’s appeal, denying all of the Company’s claims for review of the determination made by the DRO. On May 31, 2002, the Company filed an appeal of this decision with the Court.

     On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau’s determination will apply to the Company’s cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied the Company’s request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a “dispute”within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In its complaint, the Company requests that the Department of Labor adjudicate this dispute and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. On February 12, 2002, the Company was informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that the Company’s claim is not one which is governed by federal regulations or one over which the Department is willing to exercise jurisdiction. On April 23, 2002, the Company received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. The Company has been advised that there are legitimate grounds on which the Department of Labor’s position, as well as the above-referenced wage reclassification may be challenged. The Company is currently evaluating an appropriate course of action. There can be no assurance the Company will be successful, either in whole or in part, in its efforts.

Note 5 –Income Taxes: Set forth below is a summary of the Company’s tax provision (benefit) for the three and six months ended June 30, 2002 and June 30, 2001.

	Three months ended June 30, 2002	Three months ended June 30, 2001	Three months ended June 30, 2002	Three months ended June 30, 2001

Federal income tax benefit at statutory rate
(34%)	$ (468,000)	$ (142,000)	$ (834,000)	$ (191,000)
State income tax benefit net of federal effect	(96,000)	(30,000)	(171,000)	(40,000)

Income tax benefit	(564,000)	(172,000)	(1,005,000)	(231,000)
Valuation allowance	96,000	172,000	(1,663,000)	231,000

	$ (468,000)	$0	$ (2,668,000)	$0

     In the three months ended June 30, 2002 and 2001, the Company recorded net income tax benefits of $468,000 and $0, respectively. The net benefit for the three months ended June 30, 2002 consisted of federal income tax refunds the Company expects it can recover from the carryback of 2002 losses to prior tax periods as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002. No benefit was recorded in the three months ended June 30, 2001, as the Company did not have carryback availability under the then existing Internal Revenue Code regulations; therefore, the Company recorded a valuation allowance in the full amount of the benefit of $172,000.

     For the six months ended June 30, 2002 and 2001, the Company recorded net income tax benefits of $2,668,000 and $0. The net benefit for the six months ended June 30, 2002 consisted of a reduction in its valuation allowance in the amount of $1,834,000, reflecting expected federal income tax refunds related to the carryback of 2001 tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002, and $834,000 of benefits relating to current year losses that the Company expects it can recover from the carryback of 2002 losses to prior tax periods. No benefit was recorded in the six months ended June 30, 2001, as the Company did not have carryback availability under the then existing Internal Revenue Code regulations; therefore, the Company recorded a valuation allowance in the full amount of the benefit of $231,000.

     These tax assets have been classified in the accompanying balance sheet based upon the Company’s estimate of the refund date.

Note 6 – Recently Issued Accounting Standards:

     On May 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses for Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The issuance of this Statement is not currently expected to have a material impact on the Company’s results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The issuance of this Statement is not currently expected to have a material impact on the Company’s results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Founded in 1984, AlphaNet Solutions, Inc. is an information technology (“IT”) professional services firm providing IT outsourcing, the implementation of IT projects, managed services and professional development services. During the second quarter of 2002, we have been refocusing our efforts on our core competencies which include four critical areas within the IT services marketplace: (i) selective IT outsourcing including help desk, desk side support, and LAN support services; (ii) technology projects, including network and systems infrastructure, operating system deployments, and advisory services; (iii) managed services, including network management, intrusion detection, firewall and VPN, and storage management; and (iv) IT training and professional development services.

     Our discussion and analysis of our interim Financial Condition and Results of Operations should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

     Net Sales. Net sales decreased by $7.3 million, to $6.2 million for the second quarter of 2002 from $13.5 million for the second quarter of 2001. The decline of $7.3 million was primarily due to a reduction in product sales of $2.7 million and a reduction in service revenues of $4.6 million. The decline in product sales is attributable to our decision to exit the product business due to the low margins associated with that business. The downturn in technology spending has adversely impacted our professional service revenues. Increased competition, including from such firms as Siemens, EDS and IBM Global Services in such areas as desktop support and integration services, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. See Risks and Uncertainties-Business Operations at pp. 11-13.

     Gross Profit. Second quarter of 2002, gross profit declined to $1.6 million from $3.4 million during the second quarter of 2001. This decline was attributable to the decline in both product sales and service and support revenue during the second quarter of 2002. Including severance costs, our combined gross profit was 25.0% in the second quarter of 2002, which decreased from 25.2% in the second quarter of 2001. Excluding severance costs, our combined gross profit was 25.9% in the second quarter of 2002, which increased from 25.7% in the second quarter of 2001. For billable staff, we recorded $54,000 of severance compensation costs during the second quarter of 2002, as compared to $68,000 in the second quarter of 2001. The gross profit percentage on technology product sales was 5.4% in the second quarter of 2002 down from 15.1% in the second quarter of 2001. Service and support gross profits excluding severance costs, was 29.3% in the second quarter of 2002, compared to 29.5 % in the second quarter of 2001.

     Selling, General and Administrative Expenses.Selling, general and administration expenses were $3.1 million in the second quarter of 2002 as compared to $4.0 million in the second quarter of 2001. Selling, general and administrative expenses in the second quarter of 2002, included $188,000 of severance costs, $46,000 of non-employee stock option charges, and $65,000 of asset disposals relating to the consolidation of our distribution and configuration facility, and $207,000 relating to business consulting and sales recruiting costs. In the second quarter of 2001, we recorded $166,000 of severance costs for selling, general and administrative staff.

     Interest income, net. Due to declining interest rates, interest income, net, totaled $92,000 for the second quarter of 2002, down from $202,000 in the second quarter of 2001.

     Income taxes. In the three months ended June 30, 2002 and 2001, we recorded net income tax benefits of $468,000 and $0, respectively. The net benefit for the three months in 2002 consisted of expected federal income tax refunds we expect can be recovered from the carryback of 2002 losses to prior tax periods. No benefit was recorded in the three months ended June 30, 2001 as we recorded a valuation allowance in the full amount of the benefit of $172,000.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

      Net Sales. Net sales decreased by $19.1 million, to $13.2 million for the first six months of 2002 from $32.3 million for the six months ended June 30, 2001. The decline of $19.1 million was primarily due to a reduction in product sales of $8.9 million and a reduction in service revenues of $10.2 million. The decline in product sales is attributable to our decision to exit the product business due to the low margins associated with that business. The downturn in technology spending has adversely impacted our professional service revenues. Increased competition, including from such firms as Siemens, EDS and IBM Global Services in such areas as desktop support and integration services, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. See Risks and Uncertainties-Business Operations at pp.11-13.

     Gross Profit. In the six months ended June 30, 2002, gross profit declined to $3.1 million from $7.5 million during the six months ended June 30, 2001. This decline was primarily attributable to the decline in both product sales and service and support revenue during the first six months of 2002. Including severance costs, our combined gross profit was 23.7% in the first six months of 2002, which increased from 23.2% for the six months ended June 30, 2001. Excluding severance costs, our combined gross profit was 24.7% in the first six months of 2002, which increased from 23.6% for the six months ended June 30, 2001. For billable staff, we recorded $124,000 of severance compensation costs during the six months ended June 30, 2002, as compared to $114,000 for the six months ended June 30, 2001. The gross profit percentage on technology product sales was 8.6% in the first six months of 2002 down from 12.7% for the six months ended June 30, 2001. Service and support gross profits excluding severance costs, was 28.1% in the six months ended June 30, 2002, compared to 29.4% for the six months ended June 30, 2001.

     Selling, General and Administrative Expenses.Selling, general and administration expenses were $5.8 million in the first six months of 2002 as compared to $8.5 million for the six months ended June 30, 2001. Selling, general and administrative expenses in the period include $222,000 of severance compensation costs, $46,000 of non-employee stock option charges, and $65,000 relating to the consolidation of our distribution and configuration facility, and $207,000 relating to business consulting and sales recruiting costs. For the six months ended June 30, 2001, we recorded $294,000 in severance costs.

     Interest income, net. Due to declining interest rates, interest income, net, totaled $192,000 for first six months ended June 30, 2002, down from $427,000 for the six months ended June 30, 2001.

     Income taxes. For the six months ended June 30, 2002 and 2001, we recorded net income tax benefits of $2,668,000 and $0. The net benefit for the six months ended June 30, 2002 consisted of a reduction in valuation allowance in the amount of $1,834,000, reflecting expected federal income tax refunds related to the carryback of 2001 tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002, and $834,000 of current year losses that we expect can be recovered from the carryback of 2002 losses to prior tax periods. No benefit was recorded in the first six months of 2001 as we recorded a valuation allowance in the full amount of the benefit of $231,000.

Risks and Uncertainties

Business Operations

     In 1999, we embarked on an effort to reposition ourselves from a value-added reseller to a professional services company. The competition for low-margin technology products increased significantly and, more recently, the demand for technology products has declined. As a result, we have transitioned to selling services, which have higher margins than products, some of which are related to technology product orders. During 2002, we have been selective in accepting product orders. Since 1999, our product sales declined from $83.3 million in 1999, to $44.0 million in 2000, and to $15.8 million in 2001. In the second quarter of 2002, our product sales were $0.9 million in the quarter as compared to $3.6 million in the second quarter of 2001. For the six months ended June 30, 2002, our product sales were $2.3 million as compared to $11.3 million in the six months ended June 30, 2001. Except for remaining sales of products under the contract with the MTA, we expect that our product sales will not be significant. In the second quarter of 2002 MTA product sales were $340,000 as compared to $432,000 in the second quarter of 2001. For the six months ended June 30, 2002 MTA product sales were $686,000, compared to $954,000 for the six months ended June 30, 2001.

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

     Since 1999, our professional service revenues declined from $53.3 million in 1999, to $46.4 million in 2000, and declined to $35.9 million in 2001. In the second quarter of 2002, our professional service revenues declined to $5.3 million in the quarter as compared to $10.0 million in the second quarter of 2001. In the six months ended June 30, 2002, our professional services revenue declined to $10.8 million as compared to $21.0 million in the six months ended June 30, 2001.

     Certain of our professional service offerings are dependent on technology product purchases by our existing and prospective clients, irrespective of how such clients procure their products. Accordingly, the downturn in technology spending has adversely impacted our professional service revenues. Increased competition including from such firms as Siemens, EDS and IBM Global Services in such areas as desktop, support and integration services, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. Much of our business is derived from a concentrated number of key clients. The loss of one or more of these key accounts could have a material adverse impact on our revenue and/or results of operations. There can be no assurance these negative trends will not continue or accelerate.

     During the second quarter of 2002, we reviewed our service offerings and determined we will focus our efforts on our core competencies which include four critical areas within the IT services marketplace: (i) selective IT outsourcing, including help desk, desk side support, and LAN support services; (ii) technology projects, including network and systems infrastructure, operating system deployments, and advisory services; (iii) managed services, including network management, intrusion detection, firewall and VPN, and storage management; and (iv) IT training and professional development services.

     To address the reduction in revenues and resulting operating losses, we are implementing a plan to increase our professional service revenues and improve our operating results. This plan includes, among other things, strengthening our sales team, productizing our services offerings and creating a practices-based services business focused on revenue generation. In connection with this plan, we currently anticipate the need to make significant investments in the reconstruction and upgrading of our sales, revenue-generating and technical capabilities in an effort to stem the continuing decline in our professional service revenues, which decline may accelerate in the remaining portion of 2002 and during 2003. We have engaged a number of consultants and external marketing and recruiting firms to assist in the evaluation of our business operations and to recruit qualified selling and technical personnel. These investments and the decline in our revenue will likely cause us to continue to incur operating losses for the foreseeable future, which will be funded through the use of our cash resources. Notwithstanding these anticipated investments, there can be no assurance that our professional services revenues will not continue to decline.

     Our professional service revenues may further decline in the remaining portion of 2002 and during 2003 because there is no guarantee that our current clients will continue to use our services; many of our customers have the right to terminate their contracts with us for convenience; the nature of the arrangements with certain of our customers is informal; the sales cycle for our core professional services offerings is six-to-nine months; we rely upon a limited number of key sales personnel; and our clients’ budgets for IT services, including IT training and professional development services, continue to be constrained. A sustained decline in the demand for our professional development services may cause the Company to evaluate for possible impairment the goodwill associated with our acquisition in September 2001 of the assets of the ICM Education Division of Computer Horizons Corp.

Stock Price

     The trading price of our Common Stock is likely to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, general trends in the industry, recommendations by industry analysts, the limited trading activity in our stock, and other events or factors. The equity markets in general have experienced extreme price and volume fluctuations which have affected the market price of our Common Stock, as well as the stock of other technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

MTA

     In December 1997, we entered into a four-year, $20.4 million contract (the “MTA Contract”) with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. We are the prime contractor on this project and are responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate our services and complete the MTA Contract itself at our cost. In the event of unexcused delay by our company, we may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While we believe we are currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not be asserted. In addition, the MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s Office, over which we have no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     We have performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, we submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied our request, thereby triggering our right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). We filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full our Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, we appealed the DRO’s denial of our Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered its decision on our appeal, denying all of our claims for review of the determination made by the DRO. On May 31, 2002, we filed an appeal of this decision with the Court.

     On July 19, 2000, the MTA advised us of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video or any combination thereof is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by us to perform cabling work have been classified as telecommunications workers. We believe it is probable the Bureau’s determination will apply to our cabling activities under the contract, thereby likely requiring the reclassification of our telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, we expect to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied our request for a change order to compensate our company for the increased costs it expects to be incurred in connection with the reclassification of certain of our telecommunications workers as electricians. On January 19, 2001, we initiated a “dispute”within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In our complaint, we requested that the Department of Labor adjudicate this dispute, and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate us for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised us that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. On February 12, 2002, we were informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that our claim is not one that is governed by federal regulations or one over which the Department is willing to exercise jurisdiction. On April 23, 2002, we received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. We are currently evaluating this letter and will decide upon appropriate action after completing our evaluation. We have been advised that there are legitimate grounds on which the Department of Labor’s position as well as the above-referenced wage reclassification may be challenged. We are currently evaluating an appropriate course of action. There can be no assurance we will be successful, either in whole or in part, in our efforts.

Eureka Broadband

     In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation (“Eureka”), merged with and into nex-i.com. We previously invested $1.8 million in nex-i.com series A convertible participating preferred stock (“series A nex-i.com stock”). In connection with this merger we loaned Eureka $382,000, in exchange for a promissory note, and received several classes of preferred stock in exchange for the series A nex-i.com stock, all of which was converted to common stock in July 2001. In the fourth quarter of 2001, we wrote off our remaining investment of $382,000.

Forward-Looking Statements

     Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are “forward-looking,”within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as “continuing,” “plan,” “goal,” “expect,” “believe,” “may,” “will,” and “intend” or similar terms. These forward-looking statements may include, without limitation, statements regarding possible future growth in the IT markets, the status of the trends favoring outsourcing of management information systems (“MIS”) functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of our new service offerings and the utilization of such services by our customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to:

•	The significant decline in demand for our services;

•	Frequent changes in the executive management of our company;

•	The repositioning of our company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things:

•	The substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control,

•	Intense competition from other IT service providers,

•	The short-term nature of our customers' commitments,

•	Patterns of capital spending by our customers,

•	The timing, size and mix of product and service orders and deliveries,

•	The ability of our company to maintain its vendor certifications,

•	The timing and size of new projects,

•	Competitive pricing factors,

•	Market factors affecting the availability of qualified technical personnel,

•	The timing and customer response of new product and service offerings,

•	Changes in trends affecting outsourcing of IT services,

•	Disruption in sources of supply,

•	Changes in product, personnel and other operating costs, and

•	Industry and general economic conditions;

•	Changes in technical personnel realized billing and utilization rates;

•	The intense competition in the markets for our company’s products and services, which could result in a decline in margins associated with the sale of those products and services;

•	The ability to develop, market, provide, and achieve market acceptance of service offerings to new and existing customers;

•	Our ability to attract, hire, train, and retain qualified technical personnel;

•	Our substantial reliance on a concentrated number of key customers;

•	The right of many of our customers to terminate their contracts with us for convenience and the informal nature of the arrangements with certain of our key customers.

•	Uncertainties relating to potential acquisitions, if any, made by our company, such as our ability to integrate acquired operations and retain key customers and personnel of the acquired business;

•	Our reliance on the continued services of key executive officers and salespersons; and

•	Material risks and uncertainties associated with the MTA Contract.

     These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Recently Issued Accounting Standards

     On May 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses for Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The issuance of this Statement is not currently expected to have a material impact on the Company’s results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The issuance of this Statement is not currently expected to have a material impact on our results of operations.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2002 were $20.6 million, compared to $23.8 million at December 31, 2001, a decrease of $3.2 million. Working capital at June 30, 2002 was $23.8 million as compared to $23.8 million at December 31, 2001.

     Cash used in operating activities of $3.2 million reflects cash operating losses and reductions of accounts payable and accrued expenses as well as delays in collecting monies owed by the MTA. Our days sales outstanding in accounts receivable increased from 73 days at December 31, 2001 to 107 days at June 30, 2002, resulting primarily from delays in collecting amounts due from the MTA Contract. Excluding MTA receivables, days sales outstanding in accounts receivable at June 30, 2002 was 50 days. In July 2002, we received $1,000,000 of the total amount of $4,500,000 currently due from the MTA at June 30, 2002. We expect to experience continued delays in collecting amounts due under the MTA Contract. Cash used in investing activities included our capital expenditures for the first six months of 2002 of $43,000 primarily for the purchase of computer equipment and software used by our company.

     Cash provided and utilized by financing activities included a reduction of $8,000 for repayment of capital lease obligations.

     During the first six months of 2001, employees purchased shares of stock for approximately $51,000 under the Employee Stock Purchase Plan, which was suspended in September 2001.

     We purchased certain inventory and equipment through a financing arrangement with IBM Credit Corporation. At June 30, 2002, there was an outstanding balance of approximately $117,000 to IBM Credit Corporation under this arrangement. Obligations under this financing arrangement are collateralized by the current inventory balance purchased from IBM through June 30, 2002. The current credit limit with IBM Credit Corporation is $300,000.

     To address the reduction in revenues and resulting operating losses, we are implementing a plan to increase our professional service revenues and improve our operating results. In connection with this plan, we currently anticipate the need to make significant investments in the reconstruction and upgrading of our sales, revenue-generating and technical capabilities in an effort to stem the continuing decline in our professional service revenues, which decline may accelerate in 2003. We have engaged a number of consultants and external marketing and recruiting firms to assist in the evaluation of our business operations and to recruit qualified selling and technical personnel. These investments and the decline in our revenue will likely cause us to continue to incur operating losses for the foreseeable future, which will be funded through the use of our cash resources. Notwithstanding these anticipated investments, there can be no assurance that our professional services revenues will not continue to decline.

     We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable. 18

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     In connection with our ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, we have filed certain legal proceedings as discussed in Part I, Item 2 of this Report (Management’s Discussion and Analysis of Financial Condition and Results of Operations) at pp. 13-15.

     On March 18, 2002, we received a copy of a Complaint filed by a current and a former employee in the Superior Court of New Jersey, Law Division (Bergen County) against us and certain of our employees alleging employment-related claims. The plaintiffs are seeking compensatory and punitive damages in an unspecified amount, attorneys’fees and costs of suit. On July 12, 2002, we forwarded an Answer to the Complaint for filing with the Superior Court. We and the named individual defendants believe they have meritorious defenses to the plaintiffs’claims and are prepared to defend against them vigorously.

     We have no knowledge of any other material litigation to which we are a party or to which any of our property is subject.

Item 5.	Other Information

     At its regular meeting held on July 31, 2002, the Board of Directors expanded the membership of our Board from six to seven directors and elected Barry M. Goldsmith, 58, to fill the vacancy thereby created. Mr. Goldsmith has since 1986 been a Managing Director of Updata Capital, Inc., an investment banking firm focused on mergers and acquisitions in the information technology industry. In the past, we have received investment advisory services from Updata Capital, Inc. pursuant to an engagement letter executed in October 2000, terminated effective July 2001 and renewed from time to time thereafter. To date, no amounts have been paid by our company to Updata Capital in connection with its engagement. Ira Cohen, a member of our Board of Directors and chairman of the Board’s Audit Committee, is also a Managing Director of Updata Capital, Inc. Both Messrs. Goldsmith and Cohen are limited partners in Fallen Angel Equity Fund, LP, a Delaware limited liability partnership, which currently owns 687,100 shares of our common stock. Mr. Goldsmith is also a director of Compuware Corporation, Dendrite International, Inc., Frontstep, Inc. and Astea International, Inc.

     At its regular meeting held on July 31, 2002, the Board of Directors established a Nominating Committee, consisting of Ira Cohen, Thomas F. Dorazio, Doreen A. Wright and Barry M. Goldsmith.

     As of July 31, 2002, we entered into an indemnification agreement with Richard G. Erickson, our President and Chief Executive Officer, and New England Associates, LLC, a professional services turnaround consultancy of which Mr. Erickson is president. The indemnification agreement is on substantially the same form as those we previously executed with our other executive officers. Pursuant to the agreement, we agree, subject to certain exceptions, to indemnify Mr. Erickson and New England Associates, LLC, to the fullest extent permitted by law if Mr. Erickson or New England Associates, LLC becomes subject to an action arising out of the discharge of Mr. Erickson’s duties as an officer, employee, agent or fiduciary.

     On July 18, 2002, we entered into an Agreement and Mutual Releases with Stan Gang, our Chairman of the Board, retroactive to December 1, 2001, the effective date of Mr. Gang’s retirement as Chief Executive Officer. Pursuant to the agreement, Mr. Gang will continue to receive his base salary and certain other benefits for the 18-month period from March 1, 2002 through August 31, 2003. Upon execution of the agreement, Mr. Gang also received reimbursement of legal fees incurred by him in connection with the preparation and negotiation of the agreement in the amount of $10,000. In the fourth quarter of 2001, we recorded a charge of $500,000 in connection with this arrangement.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.46	Indemnification Agreement dated as of July 31, 2002 by and among the Company, Richard G. Erickson and New England Associates, LLC.

99.1	Certification of Richard G. Erickson, President and Chief Executive Officer.

99.2	Certification of William S. Medve, Executive Vice President, Chief Financial Officer and Treasurer.

(b)	Reports on Form 8-K.

On May 2, 2002, the Company filed with the Commission a current report on Form 8-K reporting an event under Item 5 – Other Events. -21-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2002	ALPHANET SOLUTIONS, INC. By: RICHARD G. ERICKSON —————————————— Richard G. Erickson President and Chief Executive Officer (Principal Executive Officer)-

DATE: August 13, 2002	By: WILLIAM S. MEDVE —————————————— William S. Medve Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     *Mr. Erickson currently serves as President and Chief Executive Officer of AlphaNet Solutions, Inc. in a consulting capacity through New England Associates, LLC, a professional services turnaround consultancy of which he is president.