Form 10-Q
period 2002-09-30
ALPHANET SOLUTIONS INC
filed 2002-11-12
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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

Yes: X No: ____

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of October 31, 2002:

Class	Number of Shares Outstanding

Common Stock, $.01 par value	6,421,113

ALPHANET SOLUTIONS, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II.	OTHER INFORMATION	20

Item 1.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote by Securities Holders	21

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES	24

CERTIFICATIONS	25

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ALPHANET SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .	$22,599	$23,797
Accounts receivable, less allowance for doubtful accounts of
$679 at September 30, 2002 and $622 at December 31, 2001 . . .	7,159	7,416
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .	92	170
Income tax receivable . . . . . . . . . . . . . . . . . . . .	1,410	--
Prepaid expenses and other current assets . . . . . . . . . .	310	374

Total current assets . . . . . . . . . . . . . . .	31,570	31,757
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .	1,169	1,992
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	646	511
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27	52

Total assets . . . . . . . . . . . . . . . . . . .	$33,412	$34,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations . . . . . . . . .	$--	$8
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .	965	1,020
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .	3,884	3,992
Accrued MTA contract liability . . . . . . . . . . . . . . .	2,671	2,950

Total current liabilities . . . . . . . . . . . . .	7,520	7,970
Total liabilities . . . . . . . . . . . . . . . . . . . . . .	7,520	7,970

Shareholders' equity:
Preferred stock -- $0.01 par value; authorized 3,000,000
shares, none issued . . . . . . . . . . . . . . . . . . . .	--	--
Common stock -- $0.01 par value; authorized 15,000,000 shares,
6,588,413 shares issued at September 30, 2002 and December 31,
2001 . . . . . . . .	66	66
Additional paid-in capital . . . . . . . . . . . . . . . . .	35,138	35,092
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . .	(8,569)	(8,096)
Treasury stock - at cost; 166,500 shares at September 30, 2002
and 150,600 shares at December 31, 2001 . . .	(743)	(720)

Total shareholders' equity . . . . . . . . . . . .	25,892	26,342

Total liabilities and shareholders' equity . . . .	$33,412	$34,312

See accompanying notes to consolidated financial statements

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts) (unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,

	2002	2001	2002	2001

Net sales:
Product sales . . . . . . . . . . . . . . . . .	$258	$2,517	$2,593	$13,772
Services and support . . . . . . . . . . . . .	5,866	8,293	16,686	29,299

	6,124	10,810	19,279	43,071
Cost of sales:
Product sales . . . . . . . . . . . . . . . . .	252	2,202	2,386	12,031
Services and support	3,943	5,893	11,843	20,838

	4,195	8,095	14,229	32,869
Gross Profit:
Product sales	6	315	207	1,741
Service and support	1,923	2,400	4,843	8,461

	1,929	2,715	5,050	10,202
Operating expenses:
Selling, general & administrative . . . . . . .	3,231	3,643	9,050	12,121

Operating loss . . . . . . . . . . . . . . . . . . . .	(1,302)	(928)	(4,000)	(1,919)
Other income :
Interest income . . . . . . . . . . . . . . .	82	187	274	614
Other Income . . . . . . . . . . . . . . . . .	4	417	10	420

	86	604	284	1,034

Loss before income taxes . . . . . . . . . . . . . . .	(1,216)	(324)	(3,716)	(885)
Benefit for income taxes . . . . . . . . . . . . . . .	(576)	--	(3,243)	--

Net income (loss) . . . . . . . . . . . . . . . . . . .	$(640)	$(324)	$(473)	$(885)

Basic and Diluted net income (loss) per share .	$(0.10)	$(0.05)	$(0.07)	$(0.14)

Weighted average number of common shares outstanding .	6,437	6,430	6,437	6,409

Weighted average number of common and common equivalent
shares outstanding . . . . . .	6,437	6,430	6,437	6,409

See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss) . . . . . . .. . . . . . . . . . . . . . . . . . .	$(473)	$(885)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . .	837	1,375
Write-off of assets . . . . . . . . . . . . . . . . . . . . . .	65	--
Provision for accounts receivable . . . . . . . . . . . . . .	195	142
Non-cash non-employee stock option charge . . . . . . . . . .	46	--
Benefit for income taxes . . . . . . . . . . . . . . . . . . .	(3,243)	--
Increase (decrease) from changes in:
Accounts receivable . . . . . . . . . . . . . . . . . .	61	6,714
Inventories . . . . . . . . . . . . . . . . . . . . . . .	77	436
Income taxes . . . . . . . . . . . . . . . . . . . . . .	1,833	1,576
Prepaid expenses and other current assets . . . . . . . .	64	97
Other assets . . . . . . . . . . . . . . . . . . . . . .	25	13
Accounts payable . . . . . . . . . . . . . . . . . . . .	(54)	(2,836)
Accrued expenses . . . . . . . . . . . . . . . . . . . .	(108)	(95)
Accrued MTA contract liability . . . . . . . . . . . . .	(279)	280

Net cash (used in) provided by operating activities . . . . .	(954)	6,817
Cash flows from investing activities:
Loan to Eureka Broadband (See Note 3) . . . . . . . . . . . . . . . .	--	(382)
Property and equipment expenditures . . . . . . . . . . . . . . . .	(79)	(279)
Purchase of ICM . . . . . . . . . . . . . . . . . . . . . . . . . . .	(135)	(511)

Net cash used in investing activities . . . . . . . . . . . . . . . .	(214)	(1,172)
Cash flows from financing activities
Employee stock purchases and exercises of stock
options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	--	79
Purchase of AlphaNet stock . . . . . . . . . . . . . . . . . . . . .	(22)	--
Repayment of capital lease obligations . . . . . . . . . . . . . . .	(8)	(17)

Net cash (used in) provided by financing activities . . . . . .	(30)	62

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .	(1,198)	5,707
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .	23,797	17,164

Cash and cash equivalents, end of period . . . . . . . . . . . . . . . .	$22,599	$22,871

See accompanying notes to consolidated financial statements.

ALPHANET SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Description of the Business and Basis of Presentation :

     AlphaNet Solutions, Inc. (the “Company”) is an information technology (“IT”) professional services firm providing a full range of outsourced solutions in two major IT practice areas: IT Operations and Learning Solutions. IT Operations includes: AlphaNet Technology SolutionsSM, which delivers IT projects and services around networks, servers, desktops, storage and information security; and AlphaNet Service Desk SolutionsSM, which delivers services via its operations center such as monitoring, management, hosting, and helpdesk support for a wide variety of applications. AlphaNet Learning SolutionsSM offers custom training programs, classroom instruction, and certification programs.

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

     Certain prior year amounts have been reclassified to conform with current year presentation. In November 2001, the Financial Accounting Standards Board issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received For Out-of-Pocket Expenses Incurred.” In connection with this statement, the Company has reclassified out-of-pocket expense reimbursements billed to its clients as revenues versus a reduction in cost of sales. Such reimbursements were $21,000 and $85,000 in the three months ended September 30, 2002 and 2001, and $51,000 and $158,000 in the nine months ended September 30, 2002 and 2001.

     In connection with a reorganization of its professional service operations during the second quarter of 2002, the Company reclassified certain professional services support managers and staff associated with its professional service consulting operations as cost of sales versus selling, general and administrative expenses. These direct support costs aggregated $246,000 and $258,000 in the three months ended September 30, 2002 and 2001, respectively, and $751,000 and $754,000 in the nine months ended September 30, 2002 and 2001, respectively. These reclassifications are reflected in the accompanying consolidated statements of operations, and have no impact on the Company’s reported results of net losses or income.

     Results for interim periods are not necessarily indicative of results that may be expected for the entire year.

Note 2 – Net Income Per Share:

	Three Months ended September 30		Nine Months ended September 30

	2002	2001	2002	2001

Net income (loss) . . . . . . . . . . . . . . . . . . .	$ (640)	$ (324)	$(473)	$(885)

Basic:
Weighted average number of shares outstanding . . . .	6,437	6,430	6,437	6,409

Net income (loss) per share . . . . . . . . . . . .	$ (0.10)	$ (0.05)	$(0.07)	$(0.14)

Diluted:
Weighted average number of shares outstanding . . . .	6,437	6,430	6,437	6,409
Dilutive effects of stock options . . . . . . . . . .	--	--	--	--
Weighted average number of common and common
Equivalent shares outstanding	6,437	6,430	6,437	6,409

Net income (loss) per share . . . . . . . . . . . . .	$ (0.10)	$ (0.05)	$(0.07)	$(0.14)

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

Note 3 – Eureka Broadband:

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

Note 4 – MTA Contract:

     In December 1997, the Company entered into a $20.4 million contract (the “MTA Contract”) with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to furnish and install local and wide-area computer network components, including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is provided in contiguous locations and payment, including a contractually-mandated holdback equal to 5% of total contract value for one year following completion of the contract, is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate the services of the Company and complete the MTA Contract itself at the Company’s cost. In the event of unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While the Company believes it is currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not be asserted. The MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company’s request, thereby triggering the Company’s right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company’s Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO’s denial of the Company’s Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered its decision on the Company’s appeal, denying all of the Company’s claims for review of the determination made by the DRO. On May 31, 2002, the Company filed an appeal of this decision with the New York Supreme Court, Appellate Division. The Company is currently engaged in discussions with the MTA with a view to reaching an amicable resolution of this matter and, on November 1, 2002, filed a motion with the Court with the consent of counsel for the MTA to extend the Company’s time to perfect its appeal. There can be no assurance these discussions or appeals will be successful.

     On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s Office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believes it is probable that the Bureau’s determination will apply to the Company’s cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied the Company’s request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a “dispute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In its complaint, the Company requested that the Department of Labor adjudicate this dispute and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred. On February 12, 2002, the Company was informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that the Company’s claim is not one which is governed by federal regulations or one over which the Department is willing to exercise jurisdiction. On April 23, 2002, the Company received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. The Company has been advised that there are legitimate grounds on which the Department of Labor’s position, as well as the above-referenced wage reclassification may be challenged. The Company is currently evaluating an appropriate course of action. There can be no assurance the Company will be successful, either in whole or in part, in its efforts.

Note 5 – Income Taxes: Set forth below is a summary of the Company’s tax provision (benefit) for the three and nine months ended September 30, 2002.

	Three months ended September 30		Nine months ended September 30

	2002	2001	2002	2001

Federal income tax benefit at statutory rate
(34%)	($ 396,000)	($ 110,000)	($1,230,000)	($ 301,000)
State income tax benefit net of federal effect	(85,000)	(23,000)	(256,000)	(63,000)

Income tax benefit	(481,000)	(133,000)	(1,486,000)	(364,000)
Valuation allowance	(95,000)	133,000	(1,757,000)	364,000

Net income tax benefit	($ 576,000)	$0	($3,243,000)	$0

     In the three months ended September 30, 2002 and 2001, the Company recorded net income tax benefits of $576,000 and $0, respectively. The net benefit (including valuation allowance adjustments) for the three months ended September 30, 2002 consisted of federal income tax refunds the Company expects it can recover from the carryback of 2002 losses to prior tax periods as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002. No benefit was recorded in the three months ended September 30, 2001, as the Company did not have carryback availability under the then existing Internal Revenue Code regulations; therefore, the Company recorded a valuation allowance in the full amount of the benefit of $133,000.

     For the nine months ended September 30, 2002 and 2001, the Company recorded net income tax benefits of $3,243,000 and $0. The net benefit for the nine months ended September 30, 2002 consisted of a reduction in its federal valuation allowance in the amount of $1,833,000, reflecting expected federal income tax refunds related to the carryback of 2001 tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002, and $1,410,000 of federal benefits relating to current year tax losses that the Company expects it can recover from the carryback of 2002 losses to prior tax periods. No benefit was recorded in the nine months ended September 30, 2001, as the Company did not have carryback availability under the then existing Internal Revenue Code regulations; therefore, the Company recorded a valuation allowance in the full amount of the benefit of $364,000.

     These tax assets have been classified in the accompanying balance sheet based upon the Company’s estimate of the refund date.

Note 6 – Recently Issued Accounting Standards:

     On May 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses for Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The issuance of this Statement is not currently expected to have a material impact on the Company’s results of operations.

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

Note 7 – Share Repurchase Program

     On September 20, 2002, the Company announced that, effective September 23, 2002, its board of directors authorized the purchase of up to 750,000 of the Company’s outstanding common shares. Purchases may be made from time to time through March 23, 2003, except during certain restricted periods, in open market or privately negotiated transactions. As of October 31, 2002, the Company: (i) had 6,421,913 common shares outstanding; and (ii) purchased 800 common shares pursuant to this program at an average per share price of $1.58. The acquired shares are being held in treasury to be used for general corporate purposes.

Note 8 – ICM Post Closing Adjustment

     In September 2001, the Company acquired certain of the assets of the ICM Education Division of Computer Horizons Corp. for $510,950. The acquisition was accounted for as a purchase and was included in the Results of Operations in the period ended September 30, 2001. In accordance with this purchase agreement, the Company made a post-closing adjustment and recorded additional goodwill of $135,000 in connection with the acquisition in the third quarter of 2002.

Item 2.      Management’s Discussion and Analysis of Financial Condition and
                  Results of Operations

General

     AlphaNet Solutions, Inc. is an information technology (“IT”) professional services firm providing a full range of outsourced solutions in two major IT practice areas: IT Operations and Learning Solutions. IT Operations includes: AlphaNet Technology SolutionsSM, which delivers IT projects and services around networks, servers, desktops, storage and information security; and AlphaNet Service Desk SolutionsSM, which delivers services via its operations center such as monitoring, management, hosting, and helpdesk support for a wide variety of applications. AlphaNet Learning SolutionsSM offers custom training programs, classroom instruction, and certification programs.

     Our discussion and analysis of our interim Financial Condition and Results of Operations should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

     Net Sales. Net sales decreased by $4.7 million to $6.1 million for the three months ended September 30, 2002 from $10.8 million for the three months ended September 30, 2001. The decrease of $4.7 million was primarily due to a reduction in product sales of $2.3 million and a reduction in service revenues of $2.4 million. The decline in product sales is attributable to our decision to exit the product business due to the low margins associated with that business. The downturn in technology spending has adversely impacted our professional service revenues. Increased competition, including from such firms as Siemens, EDS and IBM Global Services in such areas as desktop support and integration services, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. See Risks and Uncertainties-Business Operations at pp. 12-13.

     Gross Profit . For the three months ended September 30, 2002, gross profit decreased by $0.8 million to $1.9 million from $2.7 million during the three months ended September 30, 2001. This decrease was attributable to the decline in both product sales and service and support revenue during the three months ended September 30, 2002. Gross profit increased by 6.4% to 31.5% in the three months ended September 30, 2002, up from 25.1% in the three months ended September 30, 2001. The gross profit percentage on product sales decreased by 10.2% to 2.3% in the three months ended September 30, 2002, down from 12.5% in the three months ended September 30, 2001. Service and support gross profits increased by 3.9% to 32.8% in the three months ended September 30, 2002, up from 28.9 % in the three months ended September 30, 2001. For our billable staff, we recorded $32,000 of severance compensation costs during the three months ended September 30, 2002, as compared to $33,000 during the three months ended September 30, 2001, which has reduced service and support gross profit in these periods.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million to $3.2 million in the three months ended September 30, 2002, down from $3.6 million in the three months ended September 30, 2001. Selling, general and administrative expenses in the the three months ended September 30, 2002 included $121,000 of severance costs and $315,000 relating to business consulting and sales recruiting costs. Selling, general and administrative expenses in the third quarter of 2001 included $36,000 of severance costs and $0 relating to business consulting and sales recruiting costs.

     Interest income, net. Due to declining interest rates, interest income, net, totaled $82,000 for the three months ended September 30, 2002, down from $187,000 in the three months ended September 30, 2001.

     Other income . In the three months ended September 30, 2001, we transferred certain of our employees to EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services that we previously provided to one of our customers. We received a one-time payment net of expenses of $417,000 from EDS, L.L.C. which was recorded as other income in the three months ended September 30, 2001.

     Income taxes. In the three months ended September 30, 2002 and 2001, we recorded net income tax benefits of $576,000 and $0, respectively. The net benefit (including valuation allowance adjustments) for the three months in 2002 consisted of federal income tax refunds, which it is currently expected can be recovered from the carryback of 2002 losses to prior tax periods. No benefit was recorded in the three months ended September 30, 2001, as we recorded a valuation allowance in the full amount of the benefit of $133,000.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

     Net Sales. Net sales decreased by $23.8 million to $19.3 million for the nine months ended September 30, 2002 from $43.1 million for the nine months ended September 30, 2001. The decrease of $23.8 million was primarily due to a reduction in product sales of $11.2 million and a reduction in service revenues of $12.6 million. The decline in product sales is attributable to our decision to exit the product business due to the low margins associated with that business. The downturn in technology spending has adversely impacted our professional service revenues. Increased competition, including from such firms as Siemens, EDS and IBM Global Services in such areas as desktop support and integration services, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. See Risks and Uncertainties-Business Operations at pp. 12-13.

      Gross Profit. In the nine months ended September 30, 2002, gross profit decreased by $5.1 million to $5.1 million from $10.2 million during the nine months ended September 30, 2001. This decrease was primarily attributable to the decline in both product sales and service and support revenue during the nine months ended September 30, 2002. Gross profit increased by 2.5% to 26.2% in the nine months ended September 30, 2002, up from 23.7% for the nine months ended September 30, 2001. The gross profit percentage on product sales decreased by 4.6% to 8.0% in the nine months ended September 30, 2002, down from 12.6% for the nine months ended September 30, 2001. Service and support gross profit increased by 0.1% to 29.0% in the nine months ended September 30, 2002, up from 28.9% for the nine months ended September 30, 2001. For our billable staff, we recorded $156,000 of severance compensation costs during the nine months ended September 30, 2002, as compared to $147,000 for the nine months ended September 30, 2001, which has reduced service and support gross profits during these periods.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.0 million to $9.1 million in the nine months ended September 30, 2002, down from $12.1 million for the nine months ended September 30, 2001. Selling, general and administrative expenses in the nine months ended September 30, 2002 included $343,000 of severance costs, $46,000 of non-employee stock option charges, $65,000 relating to the consolidation of our distribution and configuration facility, and $522,000 relating to business consulting and sales recruiting costs. For the nine months ended September 30, 2001, we recorded $330,000 in severance costs and $0 for non-employee stock option charges, facility consolidation costs, business consulting and sales recruiting costs.

     Interest income, net . Due to declining interest rates, interest income, net, totaled $274,000 for first nine months ended September 30, 2002, down from $614,000 for the nine months ended September 30, 2001.

     Other income . In the nine months ended September 30, 2001, we transferred certain of our employees to EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services that we previously provided to one of our customers. We received a one-time payment net of expenses of $417,000 from EDS, L.L.C. which was recorded as other income in the third quarter of 2001.

     Income taxes. For the nine months ended September 30, 2002 and 2001, we recorded net income tax benefits of $3,243,000 and $0, respectively. The net benefit (including valuation adjustments) for the nine months ended September 30, 2002 consisted of a reduction in valuation allowance in the amount of $1,833,000, reflecting expected federal income tax refunds related to the carryback of 2001 tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002, and $1,410,000 of current year losses that we expect can be recovered from the carryback of 2002 losses to prior tax periods. No benefit was recorded in the nine months ended September 30, 2001 as we recorded a valuation allowance during this period in the full amount of the benefit of $364,000.

Risks and Uncertainties

Business Operations

     In 1999, we embarked on an effort to reposition ourselves from a value-added reseller to a professional services company. The competition for low-margin technology products increased significantly and, more recently, the demand for technology products has declined. As a result, we have transitioned to selling services, which have higher margins than products, some of which services are related to technology product orders. During 2002, we have been selective in accepting product orders. Since 1999, our product sales declined from $83.3 million in 1999 to $44.0 million in 2000 and $15.8 million in 2001. In the third quarter of 2002, our product sales were $0.3 million in the quarter as compared to $2.5 million in the third quarter of 2001. For the nine months ended September 30, 2002, our product sales were $2.6 million as compared to $13.8 million in the nine months ended September 30, 2001. Except for remaining sales of products under our contract with the MTA, we expect that our product sales will not be significant. In the third quarter of 2002 MTA product sales were $196,000 as compared to $575,000 in the third quarter of 2001. For the nine months ended September 30, 2002, MTA product sales were $882,000, compared to $1,529,000 for the nine months ended September 30, 2001.

     In January 2002, we entered into an agency agreement with MoreDirect, Inc., an internet-based, business-to-business electronic marketplace which enables information technology buyers to efficiently source, evaluate, purchase and track a wide variety of computer hardware, software and related technology products. This agreement permits us to further exit the product business and concentrate on our core professional service offerings.

     Since 1999, our professional service revenues declined from $53.3 million in 1999, to $46.4 million in 2000 and $35.9 million in 2001. In the three months ended September 30, 2002, our professional service revenues decreased by $2.4 million to $5.9 million from $8.3 million in the three months ended September 30, 2001. In the nine months ended September 30, 2002, our professional services revenue decreased by $12.6 million to $16.7 million, down from $29.3 million in the nine months ended September 30, 2001.

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

     To address the reduction in revenues and resulting operating losses, we are implementing a plan to increase our professional service revenues and improve our operating results. This plan includes, among other things, strengthening our sales team, productizing our services offerings and creating a practices-based services business focused on revenue generation. In connection with this plan, during the second and third quarters of 2002 we recruited 14 new senior sales executives in IT operations and learning solutions to reconstruct and upgrade our sales, revenue-generating, and technical capabilities in an effort to stem the year-over-year decline in our professional service revenues, increase penetration of our current customer base and develop new client relationships. We have engaged a number of consultants and external marketing and recruiting firms to assist in the evaluation of our business operations and to recruit qualified selling and technical personnel. The aggregate cost of these items was $522,000 in the second and third quarters of 2002. These investments and the decline in our revenue will likely cause us to continue to incur operating losses for the foreseeable future, which will be funded through the use of our cash resources. Notwithstanding these anticipated investments, there can be no assurance that our professional services revenues and results of operations will not continue to decline.

     Our year-over-year professional service revenues may continue to decline in the remaining portion of 2002 and during 2003 because there is no guarantee that our current clients will continue to use our services; many of our customers have the right to terminate their contracts with us for convenience; the nature of the arrangements with certain of our customers is informal; the sales cycle for our core professional services offerings is six-to-nine months; we rely upon a limited number of key sales personnel; and our clients’ budgets for IT services, including IT training and professional development services, continue to be constrained. A sustained decline in the demand for our professional development services may cause us to evaluate for possible impairment the goodwill associated with our acquisition in September 2001 of the assets of the ICM Education Division of Computer Horizons Corp. In accordance with the purchase agreement, we made a post-closing adjustment and recorded additional goodwill of $135,000 in connection with this acquisition in the third quarter of 2002 and, accordingly, at September 30, 2002 the aggregate goodwill associated with this acquisition was $646,000.

Stock Price

     Our common shares are traded on the Nasdaq National Market under the symbol “ALPH.” The trading price of our common shares is likely to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, general trends in the industry, recommendations by industry analysts, the limited trading activity in our stock, and other events or factors. The equity markets in general have experienced extreme price and volume fluctuations which have affected the market price of our common shares, as well as the stock of other technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

     On September 17, 2002, we were notified by Nasdaq that our common stock had not maintained a minimum market value of publicly held shares of $5 million, as required by Marketplace Rule 4450(a)(2) for continued inclusion on the Nasdaq National Market. We may regain compliance by maintaining a minimum market value of publicly held shares of $5 million or greater for a minimum of 10 consecutive trading days by December 16, 2002. In the event that we do not regain compliance by such date, we will be granted limited additional time to resolve the matter with Nasdaq or may apply to transfer to the Nasdaq SmallCap Market.

     On September 20, 2002, we announced that, effective September 23, 2002, our board of directors authorized the purchase of up to 750,000 of our outstanding common shares. Purchases may be made from time to time through March 23, 2003, except during certain restricted periods, in open market or privately negotiated transactions. As of October 31, 2002, we purchased 800 common shares pursuant to this program at an average per share price of $1.58. The acquired shares are being held in treasury to be used for general corporate purposes.

MTA

     In December 1997, we entered into a $20.4 million contract (the “MTA Contract”) with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to furnish and install local and wide-area computer network components including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. We are the prime contractor on this project and are responsible for project management, systems procurement, and installation. The work is grouped in contiguous locations and payment, including a contractually-mandated holdback equal to 5% of total contract value for one year following completion of the contract, is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate our services and complete the MTA Contract itself at our cost. In the event of unexcused delay by our company, we may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. While we believe we are currently performing in accordance with the contract terms, there can be no assurance that any such events of default or unexcused delays will not be asserted. The MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s Office, over which we have no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

     We have performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed to date at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, we submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied our request, thereby triggering our right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). We filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full our Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, we appealed the DRO’s denial of our Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered its decision on our appeal, denying all of our claims for review of the determination made by the DRO. On May 31, 2002, we filed an appeal of this decision with the New York Supreme Court, Appellate Division. We are currently engaged in discussions with the MTA with a view to reaching an amicable resolution of this matter and on November 1, 2002, filed a motion with the Court with the consent of counsel for the MTA to extend our time to perfect the appeal. There can be no assurance these discussions or appeals will be successful.

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

Eureka Broadband

     In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation (“Eureka”), merged with and into nex-i.com. We previously invested $1.8 million in nex-i.com Series A Convertible Participating Preferred Stock (“Series A Nex-i.com Stock”). In connection with this merger, we loaned Eureka $382,000 in exchange for a promissory note and received several classes of preferred stock in exchange for the Series A Nex-i.com Stock, all of which was converted to common stock in July 2001. In the fourth quarter of 2001, we wrote off our remaining investment of $382,000.

Forward-Looking Statements

     Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are “forward-looking,” within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as “continuing,” “plan,” “goal,” “expect,” “believe,” “may,” “will,” and “intend” or similar terms. These forward-looking statements may include, without limitation, statements regarding possible future growth in the IT markets, the status of the trends favoring outsourcing of management information systems (“MIS”) functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of our new service offerings and the utilization of such services by our customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to:

•	The significant decline in demand for our services;

•	Frequent changes in the executive management of our company;

•	Our ability to maintain compliance with the listing requirements for the Nasdaq national market system;

•	The repositioning of our company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things:

•	Our investments in sales and marketing may not stem the year-over-year decline in our revenues or reduce our operating losses,

•	The substantial variability of our quarterly operating results caused by a variety of factors, some of which are not within our control,

•	Intense competition from other IT service providers,

•	The short-term nature of our customers' commitments,

•	Patterns of capital spending by our customers,

•	The timing, size and mix of product and service orders and deliveries,

•	The ability of our company to maintain its vendor certifications,

•	The timing and size of new projects,

•	Competitive pricing factors,

•	Market factors affecting the availability of qualified technical personnel,

•	The timing and customer response of new product and service offerings,

•	Changes in trends affecting outsourcing of IT services,

•	Disruption in sources of supply,

•	Changes in product, personnel and other operating costs, and

•	Industry and general economic conditions;

•	Changes in technical personnel realized billing and utilization rates;

•	The intense competition in the markets for our company’s products and services, which could result in a decline in margins associated with the sale of those products and services;

•	The ability to develop, market, provide, and achieve market acceptance of service offerings to new and existing customers;

•	Our ability to attract, hire, train, and retain qualified technical personnel;

•	Our substantial reliance on a concentrated number of key customers;

•	The right of many of our customers to terminate their contracts with us for convenience and the informal nature of the arrangements with certain of our key customers.

•	Uncertainties relating to potential acquisitions, if any, made by our company, such as our ability to integrate acquired operations and retain key customers and personnel of the acquired business;

•	Our reliance on the continued services of key executive officers and salespersons; and

•	Material risks and uncertainties associated with the MTA Contract.

     These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Recently Issued Accounting Standards

     On May 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses for Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The issuance of this Statement is not currently expected to have a material impact on the Company’s results of operations.

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

Liquidity and Capital Resources

     Cash and cash equivalents decreased by $1.2 million to $22.6 million at September 30, 2002 from $23.8 million at December 31, 2001. Working capital increased by $0.3 million to $24.1 million at September 30, 2002 from $23.8 million at December 31, 2001.

     Cash used in operating activities of $1.0 million reflects a decrease in accounts receivable due to monies collected from the MTA as well as an income tax refund collected in the third quarter of 2002 offset by cash operating losses and reductions of accounts payable and accrued expenses. Our days sales outstanding in accounts receivable increased to 101 days at September 30, 2002 from 73 days at December 31, 2001, resulting primarily from delays in collecting amounts due from the MTA Contract. Excluding MTA receivables, days sales outstanding in accounts receivable at September 30, 2002 was 58 days. We expect to experience continued delays in collecting amounts due under the MTA Contract, including a contractually-mandated holdback equal to 5% of total contract value for one year following completion of the contract. Cash used in investing activities of $214,000 included our capital expenditures for the first nine months of 2002 of $79,000 and a post-closing payment due to Computer Horizons Corp. of $135,000 in connection with the September 2001 acquisition of the assets of the ICM Education Division.

     Cash provided and utilized by financing activities included a reduction of $8,000 for repayment of capital lease obligations and a reduction of $22,000 for the purchase of our common stock in connection with our share repurchase program.

     Effective September 23, 2002, we implemented a share repurchase program authorizing the purchase of up to 750,000 of our outstanding common shares. Purchases may be made from time to time through March 23, 2003, except during certain restricted periods, in open market or privately negotiated transactions. As of October 31, 2002, we purchased 800 common shares pursuant to this program at an average per share price of $1.58. The acquired shares are being held in treasury to be used for general corporate purposes.

     During the first nine months of 2001, employees purchased shares of stock for approximately $79,000 under the Employee Stock Purchase Plan, which was suspended in September 2001.

     We purchased certain inventory and equipment through a financing arrangement with IBM Credit Corporation. At September 30, 2002, there was an outstanding balance of approximately $21,000 to IBM Credit Corporation under this arrangement. Obligations under this financing arrangement are collateralized by the current inventory balance purchased from IBM through September 30, 2002. The current credit limit with IBM Credit Corporation is $300,000.

     To address the reduction in revenues and resulting operating losses, we are implementing a plan to increase our professional service revenues and improve our operating results. This plan includes, among other things, strengthening our sales team, productizing our services offerings and creating a practices-based services business focused on revenue generation. In connection with this plan, during the second and third quarters of 2002 we recruited 14 new senior sales executives in IT operations and learning solutions to reconstruct and upgrade our sales, revenue-generating and technical capabilities in an effort to stem the year-over-year decline in our professional service revenues, increase penetration of our current customer base and develop new client relationships. We have engaged a number of consultants and external marketing and recruiting firms to assist in the evaluation of our business operations and to recruit qualified selling and technical personnel. The aggregate cost of these items in the second and third quarters of 2002 was $522,000. These investments and the decline in our revenue will likely cause us to continue to incur operating losses for the foreseeable future, which will be funded through the use of our cash resources. Notwithstanding these anticipated investments, there can be no assurance that our professional services revenues will not continue to decline.

     We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 4.      Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In connection with our ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, we have filed certain legal proceedings as discussed in Part I, Item 2 of this Report (Management’s Discussion and Analysis of Financial Condition and Results of Operations) at pp. 14-16.

      On March 18, 2002, we received a copy of a Complaint filed by a current and a former employee in the Superior Court of New Jersey, Law Division (Bergen County) against us and certain of our current and former employees alleging employment-related claims. The plaintiffs are seeking compensatory and punitive damages in an unspecified amount, attorneys’ fees and costs of suit. On July 15, 2002, we filed an Answer to the Complaint. On October 22, 2002, we received a copy of an Amended Complaint filed by a new counsel representing the aforementioned current employee, as well as another former employee, in the Superior Court of New Jersey, Law Division (Bergen County) alleging substantially the same claims. We are in the process of preparing an Answer to the Amended Complaint. These suits are in the early stages of discovery. We and the named individual defendants believe they have meritorious defenses to the plaintiffs’ claims and are prepared to defend against them aggressively.

     We have no knowledge of any other material litigation to which we are a party or to which any of our property is subject.

Item 4.      Submission of Matters to a Vote by Securities Holders.

     Our Annual Meeting of Shareholders (the “Meeting”) was held on July 31, 2002.

     There were present at the Meeting in person or by proxy shareholders holding an aggregate of 6,084,497 common shares of a total number of 6,583,413 common shares issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:

Nominees	Votes Cast For	Votes Withheld
Stan Gang	5,518,658	129,439
Richard G. Erickson	5,518,658	129,439
Michael Gang	5,414,258	233,839
Ira Cohen	5,518,658	129,439
Thomas F. Dorazio	5,518,658	129,439
Doreen A. Wright	5,518,658	129,439

     A vote of the shareholders was taken at the Meeting on the proposal to ratify the action of our board of directors in adopting an amendment to our 1995 Stock Plan (the “Plan”). The Plan provides for awards of incentive stock options (“ISOs”), non-statutory stock options, stock purchase rights and restricted stock to officers and key employees of our company. Under the Plan, an aggregate of 1,500,000 shares of Common Stock is currently available for issuance, subject to certain adjustments as set forth in the Plan. Such shares may be either authorized but unissued shares or reacquired common shares. Unless earlier terminated by the board of directors, the Plan will terminate on August 25, 2005, 10 years after the effective date of the Plan. If an option expires or becomes unexercisable for any reason without having been exercised in full, the unpurchased shares that were subject to such option shall, unless the Plan has been terminated, become available for future grant under the Plan.

     In May 2002, the board of directors amended the Plan to increase the number of authorized shares of common shares available for issuance under the Plan from 1,000,000 to 1,500,000 shares, subject to shareholder approval at the Meeting. Any options granted with respect to the 500,000 additional shares between May 2002 board action and the date of shareholder ratification were treated as ISOs if they were intended to be ISOs at the time of grant. Had the amendment increasing the number of available shares not been ratified by the shareholders, then the 500,000 additional shares would still have been available for issuance under the Plan, but any options granted with respect thereto would have been non-statutory stock options, as opposed to ISOs.

     The result of the vote concerning the proposal to ratify the amendment to the Plan was as follows:

For	2,487,925
Against	747,179
Abstain	489,649

     A vote of the shareholders was taken at the Meeting on the proposal to approve and ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2002. The result of the vote on this proposal was as follows:

For	6,063,463
Against	12,935
Abstain	8,099

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

On July 18, 2002, September 10, 2002 and September 23, 2002, we filed with the Commission current reports on Form 8-K reporting events under Item 5 – Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2002	ALPHANET SOLUTIONS, INC. By: RICHARD G. ERICKSON —————————————— Richard G. Erickson President and Chief Executive Officer (Principal Executive Officer)

DATE: November 12, 2002	By: WILLIAM S. MEDVE —————————————— William S. Medve Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     *Mr. Erickson currently serves as President and Chief Executive Officer of AlphaNet Solutions, Inc. in a consulting capacity through New England Associates, LLC, a professional services turnaround consultancy of which he is president.

CERTIFICATION I, Richard G. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AlphaNet Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	RICHARD G. ERICKSON —————————————— Richard G. Erickson President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION I, William S. Medve, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AlphaNet Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	WILLIAM S. MEDVE —————————————— William S. Medve Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

- 25 -