Form 10-K
period 2002-12-31
ALPHANET SOLUTIONS INC
filed 2003-03-31
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes          X                            No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [__]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange act of 1934).      Yes                                      No.          X

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant's most recently completed second fiscal quarter, is $6,335,752.

     At February 28, 2003, 6,388,188 shares of the registrant's common stock were outstanding.

EXHIBIT INDEX	51
FINANCIAL DATA AND SCHEDULES	F-1
SIGNATURES	58
CERTIFICATIONS	59

PART I

Item 1.     Business.

General

        AlphaNet Solutions, Inc. is an information technology (IT) professional services firm providing a range of outsourced solutions in two major IT practice areas: IT Operations and Learning Solutions. IT Operations includes: AlphaNet Technology and Outsourcing SolutionsSM, which delivers IT projects and services around networks, servers, desktops, storage, and information security; and AlphaNet Service Desk SolutionsSM, which delivers services such as monitoring, management, hosting, and helpdesk support for a wide variety of applications. AlphaNet Learning SolutionsSM offers advanced technical training and management development training through custom training programs, classroom instruction, and certification programs. Together, these solutions help our clients reduce costs and create value by leveraging our IT expertise rather than developing their own in-house capabilities.

        Our company was incorporated in the State of New Jersey in 1984 under the name AlphaTronics Associates, Inc. In December 1995, we changed our name to AlphaNet Solutions, Inc. The address of our principal executive offices is 7 Ridgedale Avenue, Cedar Knolls, New Jersey 07927, and our telephone number is (973) 267-0088.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission are available free of charge on our Internet website, www.alphanetsolutions.com, under “Investor Info”, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

        “AlphaNet Solutions,” “AlphaNet Technology and Outsourcing Solutions,” “AlphaNet Service Desk Solutions,” “AlphaNet Learning Solutions,” “FlexiMon,” and our logo are marks of our company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of our company.

Forward Looking Statements

        Certain statements are included in this Annual Report on Form 10-K which are not historical and are “forward-looking” within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as “continuing,” “plan,” “goal,” “expect,” “believe,” “may,” “will,” and “intend” or similar terms. These forward-looking statements may include, without limitation, statements regarding possible future growth in the IT markets, the status of the trends favoring outsourcing of management information systems (MIS) functions by large and mid-sized companies, the anticipated growth and higher margins in the professional services component of our business, the timing of the development and implementation of our company’s new service offerings and the utilization of such services by our customers, and trends in future operating performance. Such forward-looking statements are subject to risks and uncertainties, including, without limitation:

•	the significant decline in demand for our services due to the current slowdown in IT spending;

•	frequent changes in the executive management of our company and the risks associated with such changes;

•	the repositioning of our company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things,

•	the substantial variability of our quarterly operating results caused by a variety of factors, some of which are not in our control,

•	intense competition from other IT service providers,

•	the short-term nature of our customers' commitments, with most of our client contracts being terminable by our customers for convenience,

•	patterns of capital spending by our customers,

•	the timing and size of customer contracts and deployments,

•	the ability of our company to maintain its vendor certifications,

•	the timing and size of new customer contracts and projects,

•	competitive pricing factors,

•	market factors affecting the availability of qualified technical personnel,

•	the timing of and customer response to our new service offerings,

•	changes in trends affecting outsourcing of IT services, and

•	disruption in sources of supply;

•	changes in personnel and other operating costs;

•	industry and general economic conditions;

•	changes in technical personnel, realized billing, and utilization rates;

•	the ability to develop, market, provide, and achieve market acceptance of new and existing service offerings to new and existing customers;

•	our ability to attract, hire, train, and retain qualified technical personnel;

•	our substantial reliance on a concentrated number of key customers;

•	uncertainties relating to potential acquisitions, if any, made by our company, such as our ability to integrate acquired operations and retain key customers and personnel of the acquired business;

2

•	our reliance on the continued services of key executive officers and salespersons; and

•	our ability to maintain our compliance with the listing requirements for the Nasdaq national market system.

        These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Industry Background

        Information Technology (IT) has become increasingly critical to business success. The rapidly changing IT landscape requires organizations to implement, utilize, and maintain systems offering varied levels of reliability, scalability, availability, and manageability. The following client and industry trends are influencing the current direction of IT:

Client Trends:

•	Concentration on staff and cost reductions

•	Non-expansion mode, outsourcing to augment internal support

•	Optimization of previous IT investment

•	Increasing complexity, sophistication, and conveyance of IT products and services

•	Return-on-investment decision making for IT

Industry Drivers:

•	Competition for market share due to reduced demand for IT products and services

•	Distributed enterprises moving to the web

•	Internet, wireless, web appliances and information storage

•	Information security

•	Intense competition in the markets for hardware and software

IT Operations

Our IT Operations practice is comprised of AlphaNet Technology and Outsourcing Solutions and AlphaNet Service Desk Solutions. 3

AlphaNet Technology and Outsourcing SolutionsSM

        AlphaNet Technology and Outsourcing Solutions delivers IT operations services around networks, servers, desktops, security, and storage. These services are delivered via selective outsourcing agreements or on a project basis. We provide a broad range of professional services, including:

•	Assessments, Architecture, and Design – Our business advisory services help clients evaluate new and existing technology tools, processes, and standards and select those best suited to meet their needs and solve their problems. We also help clients define their business strategies.

•	Rollouts and Migrations – We help clients roll out new operating systems and applications across their enterprise on a local, regional, or national scale.

•	Consolidations – We help clients assess their existing IT infrastructure to determine and implement approaches to consolidate systems, resulting in simplified, less expensive, and more effective infrastructures.

•	Implementation – We provide complete project management services for complex projects. Throughout all phases of the technology implementation process, from planning and configuration through testing and handoff, we help our customers accelerate deployment, simplify management, and reduce costs.

AlphaNet Service Desk SolutionsSM

•	Help Desk – We provide on-site and remote help desk services as well as help desk consulting. On-site and remote help desk services provide clients with an outsourced service either at their facility or through our own and enable clients to leverage our technical expertise, scalability, and infrastructure. On-site services include the necessary people, processes, and technology for a help desk without the burden of managing the service. For remote services, clients’ help desk calls are routed to our facility, while the client retains control through a web-based interface, activity reports, and customizable escalation procedures. We also help clients build, revamp, extend, or transition their help desk services, integrating best practices in process engineering, knowledge and incident management, metrics, evaluation, and communication.

•	Break-Fix Maintenance – Our Emergency Response Team (ERT) Services provide around-the-clock access to engineers with the highest level of certifications in most network, server, desktop, and security environments. Our ERT teams are backed by relationships with many of the leading manufacturers and suppliers in the market, including Microsoft and Cisco. We offer multi-year fixed-fee contracts in which we maintain a heterogeneous technology environment or contracts on a time and materials basis.

4

•	Management Services – Our managed services include FlexiMonSM Services, offered in partnership with eG Innovations, Managed Security Services, offered in partnership with Computer Associates, and Managed Enterprise Storage Portal. FlexiMon Services monitor IT services, including automated problem identification, real-time end-user experience monitoring, and customization capabilities required to effectively monitor all layers of IT infrastructures. Managed Security Services include managed firewalls, virtual private networks, and intrusion detection and prevention, which can be customized to meet each client’s needs. Managed Enterprise Storage Portal is a turnkey solution allowing each client to manage all its storage devices through one web interface.

Learning Solutions

AlphaNet Learning SolutionsSM

        Our AlphaNet Learning Solutions practice is comprised of advanced technical training and management development programs. Courses are offered by arrangement at clients’ facilities, via the Internet, or at our three Learning Centers, located in Princeton, Metro Park, and Cedar Knolls, New Jersey. Our Learning Centers are Prometric Authorized Testing Centers, which provide independent testing services for industry certifications.

Advanced Technical Training

        We are authorized and certified by Microsoft, Novell, and Citrix, to offer training classes related to these vendors’ respective technologies. Training classes are utilized by a variety of customers, including network administrators, MIS executives, professional and administrative end-users, as well as our own employees. Many of the courses offered provide attendees with the knowledge to earn specific professional certifications.

Management Development Programs

        We offer management development programs that help participants develop general management skills. Instruction includes courses in project management, communication effectiveness, teambuilding, sales effectiveness, leadership, risk management, and change management. Attendees at these courses primarily include mid- and upper-level managers.

        Our advanced technical training and management development programs are largely attended by private enterprise professionals from mid-and upper-management. We have increased our offerings of private custom corporate classes, which allows us to tailor training specifically to meet the needs of our clients. At the same time, we have decreased our schedule of programs available to the public in response to a constriction in demand for public training classes as a result of the general economic downturn.

        We are a leading education affiliate of Boston University, authorized to offer technical, critical skills, and management development programs, including project management training for certification as a project management professional, under Boston University’s continuing education group.

        We are a member of United Training, a national consortium of Microsoft-certified technical education centers offering technology training courses. Through participation in United Training’s National Training Partnership Program, our clients are able to attend training classes at pre-qualified partners’ locations throughout the United States. We offer training at our New Jersey facilities both to our clients and to clients of other members of the United Training consortium.

        AlphaNet Learning Solutions revenue is derived primarily from fees charged to corporate clients for employee training.

        The Learning Solutions practice provides an ancillary benefit to our company by reducing our cost to train our technical workforce while providing us with highly skilled consultants.

Product Sales

        Beginning in 1999, we began to exit from the product and product integration business, which consisted of reselling computer and computer-related products, as well as performing product integration work consisting of custom configuration of computer equipment. In 2002, we completed our exit of this business, and expect that our future business operations will consist of our IT Operations and Learning Solutions practices described above.

Sales and Marketing

        We currently focus our sales and marketing efforts on two target markets: (i) Fortune 1000 companies; and (ii) other large and mid-sized customers. Sales and marketing initiatives were conducted with 19 employees as of December 31, 2002. Our direct sales and support personnel provide account penetration and management, enhanced communications and long-term relationship-building with our existing and potential customers. We focus our sales and marketing efforts primarily in the New York, New Jersey and Philadelphia metropolitan areas. Given the concentration of major corporations in these regions and the trend toward outsourcing of IT services, we do not currently anticipate expanding the geographic scope of our sales efforts.

        Each salesperson’s compensation is commission-based. Sales leads are derived from individual business contacts and customer referrals from strategic partners, as well as available industry research and reports. We also secure leads through internal telemarketing efforts, an outside telemarketing agency, and via subscription to a lead referral program.

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

Customers

Our major customers in 2002 included:

Kraft Foods	Matsushita Electric Corp.
Goldman Sachs & Co	Bristol-Myers Squibb
Aventis Pharmaceuticals	Fuji Photo Film USA, Inc.
MTA New York City Transit	PSE&G
Mercedes-Benz of North America	Automated Data Processing, Inc.

        During 2002, Kraft Foods, Goldman Sachs & Co., Aventis Pharmaceuticals, and MTA New York City Transit accounted for 17%, 12%, 12%, and 10%, respectively, of net sales. During 2001, Goldman Sachs & Co., Kraft Foods, FleetBoston Financial and PSE&G accounted for 15%, 13%, 13% and 11% respectively, of net sales. No other customer accounted for more than 10% of our net sales during the year ended December 31, 2002. Sales to our top ten customers totaled approximately 76%, 76%, and 73% of net sales for the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively.

        In December 1997, we entered into a four-year, $20.4 million contract with New York City Transit, an agency of the Metropolitan Transportation Authority of the State of New York (the “MTA”) to project manage, furnish and install local and wide-area computer network components throughout the MTA’s over 200 locations, including subway stations, electrical power substations and a diverse group of train car maintenance facilities. The aggregate amount of this contract was subsequently increased to $20.6 million. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” On March 31, 2003, we entered into a settlement agreement with the MTA pursuant to which we agreed to dismiss our appeal in consideration of the MTA’s agreement that: (i) the MTA Contract was completed as of January 31, 2003, subject to warranty claims; (ii) in the event the MTA were to request services, such services will be subject to change order authorizations and negotiated pricing; (iii) we will be paid amounts remaining due under the MTA Contract subject to review and processing by the MTA and satisfactory completion of our warranty obligation, and (iv) liquidated damages due to project delays is $300,000.

        A significant reduction in our clients’ use of our services could have a material adverse effect on our results of operations. There can be no assurance that our largest customers will continue to use our services, or that use of our services by such customers will continue at their previous levels. Our service contracts generally are terminable upon relatively short notice. There can be no assurance that our service customers will continue to enter into service contracts with us or that existing contracts will not be terminated.

        During 2002, 51% of our business was derived from four clients: Kraft Foods, Goldman Sachs & Co., Aventis Pharmaceuticals and MTA New York City Transit. With the exception of warranty and change-order work, our contract with MTA New York City Transit was concluded effective January 31, 2003. The loss of the business associated with one or more of these clients other than MTA New York City Transit could have a material adverse impact on our business.

Suppliers

        From time to time we retain the services of technical consultants/contractors, either individually or through employment agencies, to help staff our client engagements. As of December 31, 2002, we were using the services of approximately 23 such contractors.

Competition

        The markets for our IT Operations and Learning Solutions services are intensely competitive. We believe that the principal competitive factors in the market include breadth of offerings, price, customer service, technical expertise, the availability of skilled technical personnel, adherence to industry standards, financial stability and reputation. Our competitors include specialty consulting and other IT service providers, established computer product manufacturers, and systems integrators. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than ours. As a result, our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources to the sale of professional services in our areas of expertise. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors or customers of our company, offer new or improved services to our customers, or increase their efforts to gain and retain market share through competitive pricing. As the market for IT services has matured, price competition has intensified and is likely to continue to do so. This has resulted in continued industry-wide downward pricing pressure. Such competition in IT professional services has adversely affected, and may adversely affect, our gross profits, margins and results of operations in the future. We believe there are low barriers to entry into these markets, which enable new competitors to offer competing products and services. The general economic downturn experienced by the IT industry has led to an increase in the availability of seasoned professionals with substantial experience at lower wages and salaries than ever before, thus lowering the barriers to entry into our service market. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

        We believe that we compete effectively by providing expert professional services. We have been a proven resource in the IT industry for over 19 years, have sufficient financial resources, and a significant number of trained and certified engineers and consultants. We also believe that we distinguish ourselves from our competition on the basis of our technical expertise, competitive pricing, direct sales strategy and customer-service orientation. Based on the level of our recurring business with many of our large customers, we believe that we compare favorably to many of our competitors with respect to the principal competitive factors set forth above. There can be no assurance that we will be able to continue to maintain these attributes.

Employees

        As of December 31, 2002, we employed 190 full-time employees, of whom 139 were technical personnel, 19 were engaged in sales and marketing, and 32 were engaged in finance, administrations, and management. As of December 31, 2001, we employed 257 full-time employees, of whom 182 were technical personnel, 22 were engaged in sales and marketing, and 53 were engaged in finance, administration and management. The total number of technical personnel declined from 182 in 2001 to 139 in 2002. We implemented reductions-in-force throughout 2002 due to lower-than-expected demand for technical services.

        None of our employees are represented by a collective bargaining agreement. Substantially all employees have executed an invention assignment and confidentiality agreement. We require that all new employees execute such an agreement as a condition of employment. While there is strong competition for experienced sales and marketing personnel and qualified technical professionals, we believe that we have been successful in attracting and retaining skilled and experienced personnel. We consider our relations with our employees to be good.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, technical and sales personnel, particularly for high-end network services. There can be no assurance that we will be successful in attracting and retaining the technical personnel necessary to conduct and expand our operations successfully. Our ability to continue to expand and broaden the service component of our business and improve our results of operations could be materially adversely affected if we are unable to attract, hire, train and retain qualified technical personnel.

Item 2.   Properties.

        We currently lease or sublease all of our facilities. We lease our headquarters in Cedar Knolls, New Jersey, totaling approximately 38,000 square feet of office space. We are currently consolidating and attempting to sublet a portion of our Cedar Knolls facility. There can be no assurance that we will be successful in our efforts to sublease this space. The current lease expires in September 2003 and contains renewal options for two additional five-year terms. In November 2002, we informed the landlord that we do not intend to renew this lease for an additional five-year term and are currently engaged in discussions with the landlord concerning a possible lease extension of shorter duration and a reduction in space. We will continue to evaluate our space needs as our business requirements warrant.

        We leased additional office space in Cedar Knolls, New Jersey, totaling 4,699 square feet, which we had sublet pursuant to a sublease agreement which expired in November 2002. We did not renew the lease. We lease office space for a Learning Center in Iselin, New Jersey, consisting of 6,710 square feet, which expires in June 2003, and in Princeton, New Jersey, consisting of 1,542 square feet, which expires in December 2003. Other leased office space includes a 3,360-square-foot storage center located in East Hanover, New Jersey. We believe our headquarters, sales offices, Learning Center, and Support Center are adequate to support our current level of operations.

Item 3.   Legal Proceedings.

        In connection with our ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, we filed certain legal proceedings as further discussed in Item 7 of this Report.

        On March 4, 2003, we reached settlements in principle with plaintiffs in a lawsuit previously filed by a current and two former employees in New Jersey Superior Court, Bergen County (Law Division) against us and certain of our current and former employees alleging employment-related claims. The parties are currently engaged in the negotiation of definitive settlement agreements. The plaintiffs were seeking compensatory and punitive damages, attorneys’ fees and costs of suit. The litigation was in the early stages of discovery when the settlements in principle were reached through court-ordered mediation. The settlements are covered by insurance.

        We have no knowledge of any other material litigation to which we are a party or to which any of our property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.   Market for the Company’s Common Equity and Related Shareholder Matters.

        Our common stock is traded on the Nasdaq National Market under the symbol “ALPH.” The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported by the Nasdaq National Market.

QUARTER ENDED 2001
	HI	GH	LOW
March 31 (1st qtr.)	$ 2.13		$ 1.31
June 30 (2nd qtr.)	$ 2.36		$ 1.06
September 30 (3rd qtr.)	$ 3.20		$ 1.15
December 31 (4th qtr.)	$ 2.10		$ 1.46

QUARTER ENDED 2002
	HIGH	LOW
March 31 (1st qtr.)	$ 2.25	$ 1.72
June 30 (2nd qtr.)	$ 2.44	$ 1.52
September 30 (3rd qtr.)	$ 1.81	$ 0.95
December 31 (4th qtr.)	$ 1.90	$ 1.14

        The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

        On February 28, 2003, the closing sale price for our common stock on the Nasdaq National Market was $1.30 per share. As of February 28, 2003, the approximate number of holders of record of our common stock was 284 and the approximate number of beneficial holders of our common stock was 2,030.

        Since going public in 1996, we have not paid any dividends.

Item 6.   Selected Financial Data.

        The selected consolidated financial data presented below has been derived from our consolidated financial statements as audited by PricewaterhouseCoopers LLP, independent accountants. Consolidated balance sheets at December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002 and notes thereto appear elsewhere in this Report. The selected financial data for the years ended December 31, 1999 and 1998 has been derived from audited financial statements which are not included in this Report.

        The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
Net sales:
Product	$2,994	$15,764	$43,967	$83,298	$116,908
Professional services	22,906	36,142	46,373	53,265	54,628
	25,900	51,906	90,340	136,563	171,536
Cost of sales:
Product	2,786	13,853	40,212	75,409	103,522
Professional services (1)	15,842	25,891	32,992	35,493	37,058
Other (2)	(569)	--	4,851	--	--
	18,059	39,744	78,055	110,902	140,580
Gross profit:
Product	208	1,911	3,755	7,889	13,386
Professional services (1)	7,064	10,251	13,381	17,772	17,570
Other (2)	569	--	(4,851)	--	--
	7,841	12,162	12,285	25,661	30,956
Operating expenses:
Selling, general & administrative (3)	11,768	16,563	23,969	24,743	27,505
Write-off of goodwill (4)	--	1,874	--	--	--
(Recovery) write-off of
capitalized asset (5)	--	--	--	(139)	2,476
	11,768	18,437	23,969	24,604	29,981
Operating income (loss)	(3,927)	(6,275)	(11,684)	1,057	975
nex-i.com / Eureka loss (6)	--	(382)	(2,249)	--	--
Other income (expense), net (7)	367	1,163	1,465	879	359
Income (loss) before income taxes	(3,560)	(5,494)	(12,468)	1,936	1,334

Provision benefit for income taxes (8)	(4,391)	--	474	794	623
Net income (loss)	$831	($5,494)	($12,942)	$1,142	$711

Earnings (loss) per share - Basic	$0.13	($0.86)	($2.04)	$0.18	$0.11
Weighted average shares outstanding	6,429	6,422	6,353	6,253	6,272

Earnings (loss) per share - Diluted	$0.13	($0.86)	($2.04)	$0.18	$0.11
Weighted average shares outstanding	6,537	6,422	6,353	6,265	6,331

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Working capital	$25,511	$23,787	$26,303	$37,841	$35,375
Total assets	33,183	34,312	43,005	56,021	61,894
Long term debt and capital lease
obligations, less current portion	--	--	8	31	49
Shareholders' equity	27,140	26,342	31,756	43,834	42,536

(1)

In 2002, we recorded charges relating to severance paid to professional service employees in the amount of $191,000. In 2001, we recorded charges relating to severance paid to professional service employees in the amount of $342,000.

(2)

In 2000, we recorded charges of $4.9 million which included a $4.4 million charge for our estimated cost to complete our contract with the MTA, and $0.5 million associated with unrecoverable vendor charges, and in 2002, we reduced these liabilities by approximately $0.6 million, of which $0.5 million related to a settlement with the New York City Transit Authority and $0.1 million related to vendor charges associated with the discontinuation of our product business.

(3)

In 2002, we incurred net charges totaling $0.8 million, consisting of $0.4 million of severance and other compensation payments, $0.1 million relating to the consolidation of our distribution and configuration facility, and $0.6 million in sales recruiting and consulting costs, less $0.3 million relating primarily to a reduction in liabilities due to the discontinuation of our product business. In 2001, we incurred charges totaling $1.6 million, consisting of $1.0 million of severance and other compensation payments, $0.3 million of facility consolidation costs, and $0.3 million in consulting costs. In 2000, charges totaled $1.9 million and included $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectable accounts receivable related to, among other things, various receivables from our telecom business, which was sold in that year. In 1999, we recorded a provision for uncollectible accounts receivable of $1.5 million, relating to one significant customer.

(4)	In 2001, we wrote-off our legacy product business goodwill relating to the Lande, Lior, and Omnitech acquisitions.

(5)

Reflects a write-off in 1998 of capitalized software and consulting fees associated with our termination of an integrated accounting software program and implementation thereof. In 1999, we were successful in recovering $139,000 of such costs.

(6)

In January 2000, we acquired a 30% equity interest (on an as converted basis) in nex-i.com Inc. (“nex-i.com”) for $1.8 million and in May 2000 incurred an additional cost of $416,000 from the issuance of warrants to an advisor in connection with such investment. Our equity interest in nex-i.com was subsequently reduced as a result of an additional financing of nex-i.com in July 2000, in which we did not participate. During 2000, we recognized losses to the extent of our investment based upon our preferred stock funding interest and such losses amounted to approximately $2.2 million. In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, a Delaware corporation (“Eureka”), merged with and into nex-i.com, in connection with which merger we received a series of preferred securities of Eureka in exchange for our equity securities of nex-i.com and loaned $382,000 to Eureka. In July 2001, the Preferred Securities and Loan were converted to common stock. We wrote-off the investment of $382,000 in the fourth quarter of 2001 after Eureka’s principal operations were negatively impacted by the events of September 11, 2001.

13

(7)

In August 2001, certain of our employees joined EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services previously provided by us to one of our customers. We recorded fees received from EDS in connection with its hiring of such employees amounting to approximately $0.4 million; and such fees were recorded as other income. In the third quarter of 2000, we recorded a gain of $370,000 relating to the settlement of litigation related to a receivable.

(8)	In 2002, we recognized a total federal income tax benefit of $4.4 million, including a reduction in our federal income tax valuation allowance of $3.3 million.

14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

        We are an information technology (IT) professional services firm providing a range of outsourced solutions in two major IT practice areas: IT Operations and Learning Solutions. Our IT Operations include: AlphaNet Technology and Outsourcing SolutionsSM, which delivers IT projects and services around networks, servers, desktops, storage, and information security; and AlphaNet Service Desk SolutionsSM, which delivers services such as monitoring, management, hosting, and helpdesk support, via its operations center, for a wide variety of applications. AlphaNet Learning SolutionsSM offers advanced technical training and management development training through custom training programs, classroom instruction, and certification programs. Together, these solutions help our clients reduce costs and create value by leveraging our IT expertise rather than developing their own in-house capabilities.

        Over the past few years, ending in 2002, we have shifted our business model from a product reseller and integration business to a model that focuses on higher-margin professional services. As a result of this shift, our product sales and integration services declined significantly. In 2001, we wrote off goodwill of $1.9 million related to the product business in accordance with the provisions of SFAS 121.

        In 2002, we continued to face reduced manpower requirements due to an industrywide shift in IT spending, including a pronounced slowdown in IT spending, principally resulting from the continued economic downturn. In 2002, we reduced the number of our full-time employees from approximately 250 employees at January 1, 2002 to 190 employees at December 31, 2002 as a result of our reduced revenue stream.

        Many companies reduced their IT expenditures in 2002 due to the continuing economic downturn. This reduction adversely impacted our business, particularly our IT staffing and professional services operations. We have responded to these challenges by eliminating non-core service offerings and focusing on our core competencies in IT operations and learning solutions, with particular emphasis on outsourcing solutions to help meet our clients’ technology and management development needs in a more cost-effective manner. We have also focused on revenue generation by rebuilding our sales force, implementing improved sales management processes and revamping our organizational structure, sales compensation and incentive programs to better align our practice groups and compensation metrics with our goals of revenue growth, client satisfaction and professional staff utilization levels.

        Our cost of sales includes primarily, in the case of product sales, the cost to us of products acquired for resale and, in the case of professional services revenue, salaries and related expenses for billable technical personnel. Our selling, general and administrative costs consist of operating expenses. The most significant operating expense is personnel and related costs. Personnel costs include direct sales, marketing and sales support, executive management, practice executives, and general and administrative personnel costs.

        During the last three fiscal years, due to increased operational efficiencies, our gross margins earned on professional services revenues increased to 30.8% for 2002 from 28.4% for 2001 and 28.9% for 2000. We believe that our ability to provide a broad range of technical services, coupled with our long-term relationships with large customers, provide us with the potential to grow our professional services business.

        Our net sales, gross profit, operating income and net income and losses have varied substantially from quarter to quarter and are expected to do so in the future. Many factors, some of which are not within our control, have contributed and may in the future contribute to fluctuations in operating results. These factors include:

•	the short-term nature of our customers’ commitments;

•	patterns of capital spending by customers;

•	the timing, size, and mix of product and service orders and deliveries;

•	the timing and size of new projects;

•	pricing changes in response to various competitive factors;

•	market factors affecting the availability of qualified technical personnel;

•	timing and customer acceptance of new product and service offerings;

•	changes in trends affecting outsourcing of IT services;

•	disruption in sources of supply;

•	changes in product, personnel, and other operating costs; and

•	industry and general economic conditions.

        Our operating results have been, and we expect that they will continue to be, impacted by changes in technical personnel billing and utilization rates. Many of our costs, particularly costs associated with professional services and revenue, such as administrative support personnel and facilities costs, are primarily fixed costs. Our overall expense levels are based in part on expectations of future revenues.

Critical Accounting Policies and Estimates

        Our company makes certain judgments and estimates in preparing our financial statements. The most significant accounting policies and estimates include revenue recognition policies, and estimates, such as assessing the collectibility of accounts receivable, the realizability of tax assets, MTA contract costs and the carrying value of goodwill. Actual results could differ from those estimates.

Revenue Recognition

        Professional service revenue is recognized when the applicable services are rendered. We recognize revenue on service contracts on a prorated basis over the life of the contracts. Revenues under our contract with the MTA are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Fees related to our training programs are recognized over the duration of the applicable training program or when our contractual obligation expires. We recognize sales of products when title and risk of loss pass to the customer, which takes place either when the products are shipped or upon delivery to the customer based upon the sales terms of the respective transactions.

MTA Contract

        In December 1997, we entered into a $20.4 million contract with the MTA (the “MTA Contract”) to furnish and install local and wide-area computer network components, including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of the MTA Contract was subsequently increased to $20.6 million. We have been the prime contractor on this project with responsibility for project management, systems procurement, and installation. The work provided is in contiguous locations and payment, including a contractually-mandated holdback equal to 5% of total contract value for one year following completion of the contract, is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserved the right to terminate our services and complete the MTA Contract itself at our cost. In the event of our unexcused delay, under terms of the contract, we may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. The MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s office, over which we have no control, and which is generally adjusted in June of each year.

        We performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, we submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied our request, thereby triggering our right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). We filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full our Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, we appealed the DRO’s denial of our Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered it decision on our appeal, denying all of our claims for review of the determination made by the DRO. On May 31, 2002, we filed an appeal of this decision with the New York Supreme Court, Appellate Division. In February 2003 we perfected this appeal through the filing of brief with the New York Supreme Court, Appellate Division.

        On March 31, 2003, we entered into a settlement agreement with the MTA, pursuant to which we agreed to dismiss our appeal in consideration of the MTA’s agreement that: (i) the MTA Contract was completed as of January 31, 2003, subject to warranty claims; (ii) in the event the MTA were to request services, such services will be subject to change order authorizations and negotiated pricing; (iii) we will be paid amounts remaining due under the MTA Contract subject to review and processing by the MTA and satisfactory completion of our warranty obligation; and (iv) liquidated damages due to project delays is $300,000.

        On July 19, 2000, the MTA advised us of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers we currently and historically used to perform cabling work have been classified as telecommunication workers. We believe it is probable that the Bureau’s determination will apply to our cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, we expect to incur materially increased labor costs as a result of the Bureau’s determination. On October 16, 2000, the MTA Project Manager denied our request for a change order to compensate us for the increased costs we expect to incur in connection with the reclassification of certain of our telecommunications workers as electricians. On January 19, 2001, we initiated a “dispute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In its complaint, we requested that the Department of Labor adjudicate this dispute and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate us for the change in wage classification made during the performance of the contract in violation of federal regulations. By letter dated March 12, 2001, the Department of Labor advised us that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred.

        On February 12, 2002, we were informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA Contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that our claim is not one which is governed by federal regulation or one over which the Department is willing to exercise jurisdiction.

        On April 23, 2002, we received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. We have been advised that there are legitimate grounds on which the Department of Labor’s position, as well as the above-referenced wage reclassification may be challenged. In March 2003, we met with the Comptroller’s office to discuss this matter and are currently evaluating an appropriate course of action. There can be no assurance we will be successful, either in whole or in part, in our efforts.

        Based upon the settlement of the MTA contract disputes and our current estimate for our warranty obligation and the labor wage rate matter discussed above, we reduced our MTA contract-related reserves by $500,000 in the fourth quarter of 2002.

Goodwill

        In September 2001, we acquired certain of the assets of the ICM Education Division of Computer Horizons Corp. for $510,950 in cash. The acquisition was accounted for as a purchase and was included in our Results of Operations in the period ended September 30, 2001. In accordance with this purchase agreement, we made a post-closing adjustment and recorded additional goodwill of $135,000 in connection with the acquisition in the third quarter of 2002.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we evaluated the recoverability of the goodwill associated with this acquisition. We used publicly available information to estimate the fair value of this business, as well as estimated the future discounted cash flows of this business. Based upon this review, we concluded that no impairment loss existed at December 31, 2002. The most critical element of this estimate relates to our ability to sustain sufficient revenues associated with this business. The market for training services is highly competitive, and we are investing our resources to enhance the business prospects of this operation. If these investments are not successful, or other factors cause a reduction in training revenues, or increase in costs associated with this business, a future impairment loss may be recognized.

Income Taxes

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

Accounts Receivable

        The Company regularly reviews the collectibility of accounts receivable due from clients. It makes estimates of expected realization of these assets. There can be no assurance that additional charges will not be required as a result of future reviews.

Results of Operations

        The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales, and the percentage change in the dollar amount of such data compared to the prior year:

	Percentage of Net Sales Year Ended December 31,			Percentage Increase (Decrease)

	2002	2001	2000	2002 Over 2001	2001 Over 2000
Net sales:
Product	11.6	30.4	48.7	(81.0)	(64.1)
Professional Services	88.4	69.6	51.3	(36.6)	(22.1)
	100.0	100.0	100.0	(50.1)	(42.5)
Cost of sales	69.7	76.6	86.4	(54.6)	(49.1)
Gross profit	30.3	23.4	13.6	(35.5)	(1.0)
Operating expenses:
Selling, general & administrative	45.4	31.9	26.5	(36.2)	(23.1)
Write-off of Goodwill	--	3.6	--	--	--
	45.4	35.5	26.5	(36.2)	(23.1)
Operating loss	(15.1)	(12.1)	(12.9)	37.4	46.3
Other income (expense), net	1.4	1.5	(0.9)	(53.0)	199.6
Income (loss) before income taxes	(13.7)	(10.6)	(13.8)	35.2	55.9
Provision (benefit) for income taxes	(16.9)	0.0	0.5	0.0	100.0
Net income (loss)	3.2	(10.6)	(14.3)	115.1	57.5
Gross profit (as a percentage of related net
sales):
Product	6.9	12.1	8.5	(89.1)	(49.1)
Professional services	30.8	28.4	28.9	(31.1)	(23.4)

20

Comparison of Years Ended December 31, 2002 and 2001

        Net Sales:  Net sales decreased by $26.0 million to $25.9 million for the 12 months ended December 31, 2002, from $51.9 million for the 12 months ended December 31, 2001. The decrease of $26.0 was primarily due to a reduction in product sales of $12.8 million and a reduction in professional service revenues of $13.2 million. The decline in product sales is attributable to our decision to exit the product business due to the low margins associated with that business. The downturn in technology spending has adversely impacted our professional service revenues. Increased competition, including from such firms as Siemens, EDS, and IBM Global Services, as well as smaller, local and regional firms, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. Revenue under the MTA contract (consisting of both product and services) amounted to approximately $2.6 million and $3.7 million for the years ended December 31, 2002 and 2001, respectively.

         Gross profit: Gross profit decreased by $4.4 million to $7.8 million for the 12 months ended December 31, 2002, from $12.2 million for the 12 months ended December 31, 2001. In 2002, gross profit was favorably impacted from adjustments in the aggregate amount of $569,000 associated with the settlement of contract disputes with the MTA which resulted in a reduction of recorded contract liabilities of $500,000, and a reduction of liabilities of $69,000 related to vendor charges due to the discontinuation of our product business. This decrease was attributable to the decline in both product sales and professional service revenue during the 12 months ended December 31, 2002. Gross profit increased by 6.9% to 30.3% in the 12 months ended December 31, 2002, up from 23.4% in the 12 months ended December 31, 2001. The gross profit percentage on product sales, without the benefit of the vendor liability adjustment, decreased by 5.2% to 6.9% in the 12 months ended December 31, 2002, down from 12.1% in the 12 months ended December 31, 2001. Professional service gross profits, without the benefit of the MTA contract liability adjustment, increased by 2.4% to 30.8% in the 12 months ended December 31, 2002, up from 28.4% in the 12 months ended December 31, 2001, as a result of increased operational efficiencies. As a result of the reduction in professional service revenues, we reduced our billable staff and incurred $191,000 of severance compensation costs during the 12 months ended December 31, 2002, as compared to $342,000 of severance compensation during the 12 months ended December 31, 2001.

        Selling, general and administrative expenses: Selling, general, and administrative expenses decreased by $4.8 million to $11.7 million in the 12 months ended December 31, 2002, down from $16.5 million in the 12 months ended December 31, 2001. Selling, general, and administrative expenses in the 12 months ended December 31, 2002 included $353,000 of severance costs, $625,000 relating to business consulting and sales recruiting costs, $65,000 relating to the closure of our product distribution and configuration facility, and a reduction of expenses of $301,000 relating primarily to a reduction in liabilities due to the discontinuation of our product business. Selling, general, and administrative expenses in the 12 months ended December 31, 2001 included $953,000 of severance costs, $284,000 relating to business consulting and sales recruiting costs, $355,000 of facility consolidation costs.

        Other income and expenses, net: Other income and expenses consisted of interest income of $357,000 and $10,000 in miscellaneous income in the year ended December 31, 2002. Other income consisted of interest income of $743,000 in the year ended December 31, 2001 and $417,000 in fees received from the transfer of certain employees to EDS, L.L.C. offset by our write-off of our investment in Eureka Broadband Corporation of $382,000 after its principal operations were negatively impacted by the events of September 11, 2001.

        Provision for income taxes: In the year ended December 31, 2002, we recorded net federal income tax benefits of $4.4 million, including a reduction of the federal income tax valuation allowance of $3.3 million. We were able to recognize this benefit as a result of changes enacted to the Internal Revenue Code in the first quarter of 2002. We received $1.8 million of this benefit from the Internal Revenue Service in September 2002, and expect to receive the remaining $2.6 million in the third quarter of 2003. In the year ended December 31, 2001, we recorded a $2.2 million tax benefit, and income tax valuation allowance of $2.2 million.

Comparison of Years Ended December 31, 2001 and 2000

        Net sales: Net sales in the year ended December 31, 2001 of $51.9 million decreased 42.5%, or $38.4 million, from net sales of $90.3 million in the year ended December 31, 2000. We had been continuing to focus on migration to a professional services company. As a result, revenue from sales of products as a percentage of overall revenues had declined from 48.7% in 2000 to 30.4% in 2001, while professional services revenues as a percentage of overall revenues had increased from 51.3 % in 2000 to 69.6% in 2001. Professional services revenue in 2001 of $36.1 million decreased 22.2%, or $10.3 million, from $46.4 million in the prior year. Product sales in 2001 of $15.8 million decreased 64.1%, or $28.2 million, from $44.0 million in the prior year. Our primary sales effort had been directed at selling professional services, and product sales were offered on a select basis as a supplement to the professional services offerings. Revenue under the MTA Contract (consisting of both product and services) amounted to approximately $3.7 million and $5.3 million for the years ended December 31, 2001 and 2000, respectively.

        Gross profit: Gross profit in the year ended December 31, 2001 of $12.2 million decreased 0.8%, or $0.1 million, from gross profit of $12.3 million in the year ended December 31, 2000, increasing as a percentage of revenues to 23.4% in 2001 from 13.6% in 2000. The increase in the gross profit percentage was attributable to selective product sales with higher margins, an increase in professional service margins and nonrecurring other charges of $4.9 million in 2000. Gross profit from professional services activities in 2001 of $10.3 million decreased 23.1%, or $3.1 million, from $13.4 million in 2000 and decreased as a percentage of services and support revenues to 28.4% in 2001 from 28.9% in 2000. We recorded $0.3 million of severance in 2001. Gross profit from product sales in 2001 of $1.9 million decreased 50.0%, or $1.9 million, from $3.8 million in 2000, while increasing as a percentage of product sales to 12.1% in 2001 from 8.5% in 2000.

        Selling, general and administrative expenses: Selling, general and administrative expenses in the year ended December 31, 2001 of $16.5 million decreased 31.3%, or $7.5 million, from $24.0 million in the year ended December 31, 2000. In 2001, we recorded charges totaling $1.6 million, which included $1.0 million of severance and other special compensation payments, $0.3 of facility consolidation costs and $0.3 million in consulting costs. In 2000, we recorded charges totaling $1.9 million, consisting of $1.2 million of severance and other special compensation payments, and $0.7 million relating to a provision for uncollectible accounts receivable related to, among other things, various receivables for our telecom business, divested during 2000.

        Goodwill write-off: In the fourth quarter of 2001, we wrote off our product business goodwill of $1,874,000.

        Other income, net: Other income consisted of interest income of $743,000 in the year ended December 31, 2001, and $417,000 in fees received from the transfer of certain employees to EDS, L.L.C., offset by our write-off of our investment in Eureka Broadband Corporation of $382,000. In 2000, other income consisted of interest income of $1.1 million and $370,000 associated with the settlement of litigation. Interest income decreased from 2000 as a result of lower interest rates.

        Eureka Broadband Corporation: In February 2001, a wholly-owned subsidiary of Eureka Broadband Corporation, merged with and into nex-i.com, in connection with which we received a series of preferred securities of Eureka Broadband Corporation in exchange for our equity securities of nex-i.com and loaned $382,000 to Eureka. The preferred securities and loan were converted to common stock of Eureka Broadband Corporation in July 2001. In the fourth quarter, we wrote off the investment we held in the common stock in the amount of $382,000.

        Provision for income taxes: In the year ended December 31, 2001, we recorded a $2,248,000 tax benefit, and income tax valuation allowance of $2,248,000. The provision for income taxes in the year ended December 31, 2000 was $474,000 reflecting income tax benefits of $4,979,000 reduced by a valuation allowance of $5,453,000.

Risk Factors:

        We offer professional services in our IT Operations and Learning Solutions practices. Services revenue is recognized as such services are performed. Most of our services are billed on a time-and-materials basis. Our advanced technical training and management development training services are fee-based on a per-course basis. Generally, our service arrangements with our customers may be terminated by such customers with limited advance notice and without significant penalty. The most significant cost relating to the services component of our business is personnel costs which consist of salaries, benefits, payroll-related expenses and training and recruiting costs. Thus, the financial performance of our service business is based primarily upon billing margins (billable hourly rates less the cost to us of such service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours).

        Our business has been significantly impacted by the multi-year downturn in spending for information technology professional services. This downturn, coupled with increased competition from other IT professional services providers and the increased supply of competent IT professionals available to our customers, has resulted in significant reductions in the services we provide to customers. For these reasons, in 2002 our professional service revenues have continued to decline and there can be no assurance that these negative trends will not persist.

        Portions of our service revenue are derived from fixed-fee projects, under which we assume greater financial risk if we fail to accurately estimate the costs of projects. We assume greater risk on fixed-fee projects than on time-and-material projects. If a miscalculation for resources or time occurs on fixed-fee projects, the costs of completing these projects may exceed the price, which could result in a loss on the project and a decrease in net income. We recognize revenue from fixed-fee projects based on our estimate of the percentage of each project completed in a reporting period.

        Our common stock is quoted on the Nasdaq National Market System. There has been substantial volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, general trends in the industry, recommendations by industry analysts, and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price of our common stock, as well as the stock of many technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

        Due to our reliance on a small number of key accounts, our revenues are subject to sharp fluctuations which can be difficult to forecast. During 2002, 51% of our business was derived from four clients: Kraft Foods, Goldman Sachs & Co., Aventis Pharmaceuticals and the MTA. Our contract with the MTA was concluded effective January 31, 2003, subject to warranty claims. The loss of the business associated with one or more of these clients other than the existing MTA Contract which was operated at a loss could have a material adverse impact on our business. Due to budgetary constraints, two of the aforementioned clients have delayed until at least the second half of 2003 large-scale deployment projects originally scheduled for the first quarter of 2003, and another key client has been steadily downsizing the outsourced deskside and network support services we have been providing to it. There can be no assurance that our business with these clients will continue at the same levels previously enjoyed by our company or that we will be able to replace any lost revenue with incremental business from other sources.

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by us after December 31, 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on our results of operation, financial position, or cash flow.

Liquidity and Capital Resources:

        Cash and cash equivalents at December 31, 2002 of $22.9 million decreased by 3.8%, or $0.9 million, from $23.8 million at December 31, 2001. Working capital, which is the excess of current assets over current liabilities, at December 31, 2002 was $25.5 million as compared to $23.8 million at December 31, 2001 representing an increase of $1.7 million, or 7.1%. The increase in working capital is primarily attributable to federal income tax benefits recognized in 2002.

        Since its inception, we have funded our operations primarily from cash generated by operations, and the net proceeds from our public offerings. Cash used by operations for the fiscal year ended December 31, 2002 was $0.5 million. As measured in day sales outstanding, our accounts receivable days outstanding decreased from 73 days at December 31, 2001 to 71 days at December 31, 2002. Excluding MTA receivables, days sales outstanding in accounts receivable at December 31, 2002 was 40 days.

        Capital expenditures of $0.1 million, $0.2 million, and $1.1 million during the years ended December 31, 2002, 2001, and 2000, respectively, were primarily for the purchase of computer equipment and upgraded software implementations. We anticipate additional capital expenditures in 2003 to replace equipment in our training business, to purchase equipment for the expansion of our managed service business, and to upgrade our business systems.

        In 2003, we expect we will receive $2.6 million in federal income tax refunds resulting from the recently enacted tax law changes. We received $1.8 million in 2002 from these tax law changes.

        In September 2002, our company’s board of directors authorized the purchase of up to 750,000 of our outstanding common shares. Purchases were to be made from time to time through March 23, 2003, except during certain restricted periods, in open market or privately negotiated transactions. As of December 31, 2002, we had purchased 51,500 shares pursuant to this program at an average price of $1.52. The acquired shares are being held in treasury to be used for general corporate purposes.

        We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

        The table on the following page presents certain condensed unaudited quarterly financial information for each of the eight most recent quarters during the period ended December 31, 2002. This information is derived from our unaudited consolidated financial statements that include, in our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations for such periods, when read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended
	(in thousands, except per share data)
Statement of Income Data:	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales:
Product	$7,699	$3,556	$2,517	$1,992	$1,445	$890	$258	$401
Professional services (1)	11,017	9,989	8,293	6,843	5,490	5,330	5,866	6,220
	18,716	13,545	10,810	8,835	6,935	6,220	6,124	6,621
Cost of sales:
Product	6,809	3,020	2,202	1,822	1,292	842	252	400
Professional services (2)	7,839	7,106	5,893	5,053	4,077	3,823	3,943	3,999
Other (3)	--	--	--	--	--	--	--	(569)
	14,648	10,126	8,095	6,875	5,369	4,665	4,195	3,830
Gross profit:
Product	890	536	315	170	153	48	6	1
Professional services (1) (2)	3,178	2,883	2,400	1,790	1,413	1,507	1,923	2,221
Other (3)	--	--	--	--	--	--	--	569
	4,068	3,419	2,715	1,960	1,566	1,555	1,929	2,791

Operating expenses:
Selling, general and
administrative (4)	4,443	4,035	3,643	4,442	2,747	3,072	3,231	2,718
Write-off of goodwill (5)	--	--	--	1,874	--	--	--	--
	4,443	4,035	3,643	6,316	2,747	3,072	3,231	2,718
Operating income (loss)	(375)	(616)	(928)	(4,356)	(1,181)	(1,517)	(1,302)	73
Other income (expense), net (6)	231	199	604	(253)	104	94	86	83

Income/(loss) before income taxes	(144)	(417)	(324)	(4,609)	(1,077)	(1,423)	(1,216)	156
Benefit for income taxes (7)	--	--	--	--	(2,200)	(468)	(576)	(1,148)
Net income (loss)	$(144)	$(417)	$(324)	$(4,609)	$1,123	$(955)	$(640)	$1,304
Net income (loss) per share
(diluted)	$(0.02)	$(0.07)	$(0.05)	$(0.72)	$0.17	$(0.15)	$(0.10)	$0.20
As a Percentage of Net Sales:
Net sales:
Product	41.1%	26.3%	23.3%	22.5%	20.8%	14.3%	4.2%	6.1%
Professional services (1)	58.9%	73.7%	76.7%	77.5%	79.2%	85.7%	95.8%	93.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales (2) (3)	78.3%	74.8%	74.9%	77.8%	77.4%	75.0%	68.5%	57.8%
Gross profit (1) (2) (3)	21.7%	25.2%	25.1%	22.2%	22.6%	25.0%	31.5%	42.2%
Operating expenses:
Selling, general and
administrative (4)	23.7%	29.8%	33.7%	50.3%	39.6%	49.4%	52.8%	41.1%
Write-off of goodwill (5)	--	--	--	21.2%	--	--	--	--
	23.7%	29.8%	33.7%	71.5%	39.6%	49.4%	52.8%	41.1%

Operating income (loss)	(2.0)%	(4.6)%	(8.6)%	(49.3)%	(17.0)%	(24.4)%	(21.3)%	1.1%
Other income (expense), net (6)	1.2%	1.5%	5.6%	(2.9)%	1.5%	1.5%	1.4%	1.3%
Income before income taxes	(0.8)%	(3.1)%	(3.0)%	(52.2)%	(15.5)%	(22.9)%	(19.9)%	2.4%
Benefit for income taxes (7)	--%	--%	--%	--%	(31.7)%	(7.5)%	(9.4)%	(17.3)%
Net income (loss)	(0.8)%	(3.1)%	(3.0)%	(52.2)%	16.2%	(15.4)%	(10.5)%	19.7%
Gross profit (as a percentage of
related net sales):
Product	11.6%	15.1%	12.5%	8.5%	10.6%	5.4%	2.3%	0.2%
Professional services (1) (2) (3)	28.8%	28.9%	28.9%	26.2%	25.7%	28.3%	32.8%	35.7%

26

(1)	During the quarter ended December 31, 2002, we recorded additional service revenue of $61,000 due to the expiration of certain contractual liabilities.

(2)

During the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002, we recorded charges which included $70,000, $54,000, $32,000, and $35,000, respectively, of severance and other special compensation payments. During the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, we recorded charges which included $46,000, $68,000, $33,000, and $195,000, respectively, of severance and other special compensation payments.

(3)

For the quarter ended December 31, 2002, we recorded adjustments in the aggregate amount of $569,000 associated with the settlement of contract disputes with the MTA which resulted in a reduction of recorded contract liabilities of $500,000, and $69,000 of liabilities related to vendor charges due to the discontinuation of our product business.

(4)

During the quarters ended March 31, 2002, June 30, 2002, September 30, 2002, and December 31, 2002, we recorded charges which included $34,000, $188,000, $121,000, and $10,000, respectively, of severance and other special compensation payments. During the quarters ended June 30, 2002, September 30, 2002, and December 31, 2002, we recorded charges which included $253,000, $315,000, and $57,000, respectively, of sales recruiting and consulting costs. During the quarter ended June 30, 2002, we also recorded charges consisting of $65,000 relating to the closure of our distribution and configuration facility. In the quarter ended December 31, 2002, we recorded a reduction in liabilities in the amount of $301,000 due to the discontinuation of our product business. During the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, we recorded charges which included $128,000, $166,000, $36,000, and $623,000, respectively, of severance and other special compensation payments. During the quarter ended December 31, 2001, we also recorded charges consisting of $355,000 of facility consolidation costs, and $284,000 of consulting costs.

(5)	In the quarter ended December 31, 2001, we wrote off our legacy product related business goodwill relating to the Lande, Lior, and OmniTech acquisitions in the amount of $1,874,000.

(6)

In the quarter ended September 30, 2001, certain employees joined EDS, L.L.C. in connection with the selection of EDS, L.L.C. as a provider of Help Desk services which we previously provided to one of our customers. We recognized other income of $417,000 in connection with the transfer of these employees.

(7)

In each of the quarters in 2002, we recorded federal income tax benefits as a result of changes enacted to the Federal Income Tax laws in the first quarter of 2002. We recorded a total of $4.4 million of benefits, of which $3.3 million related to a reduction in our valuation allowance.

27

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

        Not applicable.

Item 8. Financial Statements and Supplementary Data.

        Reference is made to Item 15(a)(1) and (2) and to page F-1 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.

        Reference is made to Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Selected Unaudited Quarterly Results of Operations” on pages 25-28 for selected unaudited quarterly financial data.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

STAN GANG

        Stan Gang, 68, founded our company and is currently the Chairman of the Board. From 1984 through June 1999, and again from March 2001 to December 2001, Mr. Gang served as our Chairman of the Board and Chief Executive Officer. Effective December 1, 2001, Mr. Gang retired as our Chief Executive Officer. From June 1999 to March 2001, Mr. Gang was our Chairman of the Board. Mr. Gang has 40 years of experience in the computer sales and services industry. Prior to forming our company, Mr. Gang was employed in various management capacities by IBM Corporation, MAI Equipment Corporation and Memorex Telex. Mr. Gang has been a director of our company since 1984. Mr. Gang is the father of Michael Gang, a director of our company.

MICHAEL GANG

        Michael Gang, 36, joined our company in April 1989 and has served as a National Account Manager/Sector Director since that time. From September 1995 through October 1997, Mr. Gang also served as our Secretary. Mr. Gang has been a director of our company since September 1995. Mr. Gang is the son of Stan Gang, a director of our company.

IRA COHEN

        Ira Cohen, 51, has served as a director since May 1999. Since 1988, Mr. Cohen has served as a Managing Director of Updata Capital, Inc., an investment banking firm focused on mergers and acquisitions in the information technology industry. Mr. Cohen founded Updata Software, Inc. and, from 1986 to 1988, served as that company’s Chief Financial Officer. Mr. Cohen is also a director of Datastream Systems, Inc. Mr. Cohen holds a Bachelor of Science degree in Accounting from the City University of New York and is a registered Certified Public Accountant in New York and New Jersey. Mr. Cohen is a principal of Fallen Angel Equity Fund, L.P.

THOMAS F. DORAZIO

        Thomas F. Dorazio, 45, has served as a director of our company since May 1999. Since March 2003, Mr. Dorazio has been Vice President, Operations of SOURCECORP, a provider of business process outsourcing solutions. Previously, from 1995 until February 2003, Mr. Dorazio was Vice President of Information Services for the New York State Electric and Gas Corporation and, from 1998 until February 2003, Mr. Dorazio was Chairman of the Board of Energy East Telecommunications, Inc., a wholly-owned subsidiary of Energy East Corporation. Mr. Dorazio serves on the Advisory Board of the Syracuse University Center for Business Information Technologies.

DOREEN A. WRIGHT

        Doreen A. Wright, 46, has served as a director of our company since March 2001. Ms. Wright has served as Senior Vice President, Chief Information Officer of Campbell Soup Company since 2001. Prior thereto, from 1999 to 2001, Ms. Wright was the Executive Vice President and Chief Information Officer of Nabisco, Inc. From 1995 to 1998, Ms. Wright was Senior Vice President, Operations & Systems of Prudential Investments, a division of the Prudential Insurance Company of America. Ms. Wright currently serves on the Board of Overseers for the Annenberg Center at the University of Pennsylvania.

BERNARD M. GOLDSMITH

Bernard M. Goldsmith, 58, has served as a director of our company since July 2002. Mr. Goldsmith has served as a Managing Director of Updata Capital, Inc., an investment banking firm focused on mergers and acquisitions in the information technology industry, since 1986. Mr. Goldsmith is also a director of Dendrite International, Inc. Mr. Goldsmith is a principal of Fallen Angel Equity Fund, L.P.

RICHARD G. ERICKSON

        Richard G. Erickson, 41, joined our company in March 2002 as Chief Executive Officer in a consulting capacity through New England Associates, LLC, a professional services turnaround consultancy of which he is president. Mr. Erickson also serves as our President through New England Associates, LLC. Previously (since November 2001), Mr. Erickson was Senior Vice President, Operations of Scient, Inc., an e-business consulting firm, and held the same position with iXL Enterprises, Inc. prior to the 2001 merger of Scient and iXL. From 1998 to 2000, Mr. Erickson was Managing Director, Tri-State Region, of Aztec Technology Partners, a network and e-infrastructure consulting services firm. From 1988 to 1998, Mr. Erickson was a principal and President of Digital Network Associates, a network integration services company.

WILLIAM S. MEDVE

        William S. Medve, 43, joined our company in April 2000 as Senior Vice President, Chief Financial Officer and Treasurer. In March 2001, he was named an Executive Vice President. From 1997 to 2000, Mr. Medve was Senior Vice President, Finance of Microwarehouse, Inc. Prior thereto, from 1994 to 1997, he was Chief Financial Officer of various business units of The Walt Disney Co., and from 1983 to 1994 was with PricewaterhouseCoopers LLP. Mr. Medve is a registered Certified Public Accountant in New Jersey.

JACK P. ADLER

        Jack P. Adler, 49, joined our company in March 1999 as Senior Vice President, Secretary and General Counsel. In March 2001, Mr. Adler was named an Executive Vice President. From 1997 to 1999, Mr. Adler was Senior Vice President, Secretary and General Counsel of EA Engineering, Science and Technology, Inc. Previously, from 1983 to 1996, Mr. Adler was in-house counsel for several corporations in the telecommunications, computer, and environmental industries.

MARK PERLSTEIN

        Mark Perlstein, 38, joined our company in September 2002 as Executive Vice President, Sales and Operations. Prior thereto (since April 2002), Mr. Perlstein was a consultant to our company. Previously (since 2001), Mr. Perlstein provided revenue-generation and turnaround consulting services in the technology and services markets. From 1998 to 2001, Mr. Perlstein was a sales and operations executive with Aztec Technology Partners, a network and e-infrastructure consulting services firm. From 1997-1998, Mr. Perlstein was Vice President of Sales of Digital Network Associates, a network integration services company.

Committees of the Directors

        The members of the Audit and Compensation Committees of the Board of Directors are Messrs. Cohen and Dorazio and Ms. Wright. Mr. Cohen is Chair of the Audit Committee; Mr. Dorazio is Chair of the Compensation Committee. The members of the Nominating Committee are Messrs. Goldsmith, Cohen, Dorazio and Ms. Wright. Mr. Goldsmith is Chair of the Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers, and shareholders who beneficially own more than 10% of any class of our equity securities (“Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission (the “SEC”). All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

        Based solely upon a review of these filings, we believe that the required filings by the Reporting Persons were timely made, except that in August 2002, W. Medve and J. Adler, each an officer of our company, reported on a Form 4 receipt of a grant of stock options in August 2001 not previously reported on a Form 4 or Form 5, but which had been reflected in our Form 10-K for the year ended December 31, 2001.

Item 11.   Executive Compensation.

        Summary Compensation Table. The following table sets forth compensation information for all individuals serving as our Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and our other most highly compensated executive officers, who were serving as our executive officers at the end of the last fiscal year.

					Annual Compensation	Long-Term Compensation Awards
Name and Principal Position*	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation (7)($)	Securities Underlying Options(#)	All Other Compensation (8)($)

Stan Gang (1)	2002	250,016	--	--	--	--
Chairman of the Board	2001	250,016	--	--	--	1,400
	2000	250,016	--	--	--	1,400

Richard G. Erickson (2)	2002	135,000	150,000		25,000	--
President and Chief Executive	2001	--	--	--	--	--
Officer	2000	--	--	--	--	--

William S. Medve (3)	2002	224,654	22,000	--	125,000	--
Executive Vice President,	2001	213,808	--	--	30,000	2,842
Chief Financial Officer and	2000	136,615	10,000	--	50,000	2,510
Treasurer

Jack P. Adler (4)	2002	204,481	12,500	--	40,000	--
Executive Vice President,	2001	195,154	--	--	10,000	2,608
Secretary and General	2000	157,692	10,000	--	20,000	3,400
Counsel

Vincent Tinebra (5)	2002	245,078	--	--	--	--
President, Chief Operating	2001	158,230	60,000	--	150,000	1,400
Officer

Mark Perlstein (6)	2002	154,462	57,000		100,000	--
Executive Vice President,	2001	--	--	--	--	--
Sales and Operations	2000	--	--	--	--	--

(1)	Mr. Gang retired as our Chief Executive Officer effective December 1, 2001 and payments in 2002 related to his Severance Agreement with our company.

(2)

Mr. Erickson has been serving as Chief Executive Officer of our company since March 2002 in a consulting capacity through New England Associates, LLC, a turnaround consultancy of which he is president.

(3)	Mr. Medve joined our company in April 2000 as Senior Vice President, Chief Financial Officer and Treasurer.

(4)	Mr. Adler joined our company in March 1999 as Senior Vice President, Secretary and General Counsel.

(5)	Mr. Tinebra joined our company in March 2001 as President and Chief Operating Officer. He was separated from AlphaNet Solutions in May 2002.

(6)

Mr. Perlstein joined our company in September 2002 as Executive Vice President, Sales and Operations; prior thereto (since April 2002), Mr. Perlstein served as a consultant to our company. Salary amount includes amounts paid to Mr. Perlstein as a consultant.

(7)	The costs of certain benefits are not included because they did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.

(8)	Represents 401(k) contributions made by our company on behalf of each named executive officer.

*	This table includes only executive officers. For compensation of Michael Gang, see Item 13.

STOCK OPTION GRANTS IN 2002

        The following table sets forth information regarding stock options granted during the fiscal year ended December 31, 2002 pursuant to our 1995 Stock Plan to each of the named executive officers.

Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(1) 5% ($) 10% ($)

Stan Gang	--	--	--	--	--	--
Richard G. Erickson	25,000	4.1%	$ 2.19	3/12/2012	34,432	87,257
William S. Medve	125,000	20.6%	$ 1.11	8/13/2012	87,259	221,132
Jack P. Adler	40,000	6.6%	$ 1.11	8/13/2012	27,923	70,762
Vincent Tinebra	--	--	--	--	--	--
Mark Perlstein	100,000	16.5%	$ 1.10	9/9/2012	69,178	175,312

(1)

Represents the difference between (i) the market value of the common stock for which the option may be exercised, assuming that the market value of the common stock on the date of grant appreciates in value to the end of the ten-year option term at rates of 5% and 10% per annum, respectively, and (ii) the exercise price of the option.

        Option Exercises and Year-End Option Holdings. The following table sets forth information regarding option exercises during the fiscal year ended December 31, 2002 as well as fiscal 2002 year-end option holdings for each named executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-The-Money Options At Fiscal Year-End (1)
Name	Exercise	Realized	Vested	Unvested	Vested	Unvested

Stan Gang	--	--	--	--	--	--
Richard G. Erickson	--	--	25,000	--	--	--
William S. Medve	--	--	83,750	121,250	8,438	25,313
Jack P. Adler	--	--	46,000	44,000	2,700	8,100
Vincent Tinebra	--	--	--	--	--	--
Mark Perlstein	--	--	25,000	75,000	7,000	21,000

(1)	Based on a year-end fair market value of the underlying securities equal to $1.38 per share at December 31, 2002.

Compensation of Directors

        Our non-employee directors currently receive compensation of $1,500 per meeting for each meeting attended, other than brief telephonic meetings. Each of the non-employee directors who serve on the Audit, Compensation and Nominating Committees of the Board of Directors also receives a $500 fee per meeting attended for each committee meeting held on a day or days other than the day of a regularly-scheduled Board of Directors meeting. We also provide reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board of Directors and its Committees.

        Pursuant to the AlphaNet Solutions, Inc. 1995 Non-Employee Director Stock Option Plan, non-employee directors also receive fully-vested options to purchase 5,000 shares of common stock upon the date first elected a director and additional fully-vested options to purchase 5,000 shares of common stock upon the date of each re-election at an annual meeting of shareholders. We made our most recent annual grant of options to non-employee directors on July 31, 2002.

        Directors who are employees of our company are eligible to participate in our 1995 Stock Plan.

Employment Contracts, Termination of Employment and Change-of-Control Arrangements

        Effective March 15, 2002, we entered into a letter agreement with Richard G. Erickson, which was amended effective February 14, 2003, pursuant to which we retained Mr. Erickson as Chief Executive Officer through New England Associates, LLC, a professional services turnaround consultancy of which Mr. Erickson is president. Mr. Erickson also serves as President. Pursuant to the terms of the letter agreement, as amended, setting forth the terms of his engagement, Mr. Erickson has been retained through June 30, 2003, which we may extend through December 31, 2003, at $35,000 per month. In February 2003, we paid all amounts due by us to Mr. Erickson which remained unpaid as of February 14, 2003, aggregating $100,000.

        On or before June 30, 2003 (or such later date to which we extend Mr. Erickson’s consulting engagement with us), at the sole discretion of our Board of Directors, we may convert Mr. Erickson’s consulting engagement with us into an 18-month mutually agreed upon employment agreement generally in accordance with the provisions of our March 15, 2002 letter agreement with Mr. Erickson, as amended, except that under such an employment agreement, we would not be required to grant to Mr. Erickson any additional options to purchase shares of our common stock.

        In connection with our March 15, 2002 letter agreement with Mr. Erickson, we granted to Mr. Erickson non-qualified fully-vested options to purchase 25,000 shares of our common stock as of the closing price of our common stock on such date. In connection with the amendment to the March 15, 2002 letter agreement, on February 7, 2003, we granted to Mr. Erickson non-qualified options to purchase 275,000 shares of our common stock as of the closing price of our common stock on such date. Twenty-five percent of these options vested immediately upon grant, and the balance vest in equal annual installments over the ensuing three years.

        In the event that we do not enter into a mutually acceptable employment agreement with Mr. Erickson on or before June 30, 2003 (or such later date to which we extend Mr. Erickson’s consulting engagement), or Mr. Erickson’s consulting engagement with us terminates for any reason other than Mr. Erickson’s voluntary termination before June 30, 2003 (or such later date to which we extend Mr. Erickson’s consulting engagement) or because of certain acts or omissions by Mr. Erickson constituting cause for our termination of Mr. Erickson’s consulting engagement with us (as described in our March 15, 2002 letter agreement with Mr. Erickson, as amended), then:

•	we will pay Mr. Erickson, as an additional engagement fee, an engagement termination fee of $420,000, representing 12 months of his $35,000 per month engagement fee; and

•	100% of the 275,000 options granted to Mr. Erickson on February 7, 2003 will vest, and such options, and the 25,000 options that we granted to Mr. Erickson in connection with our March 15, 2002 letter agreement with Mr. Erickson, will be exercisable thereafter for one year.

        In the event Mr. Erickson’s consulting engagement with us is terminated because he voluntarily terminates his engagement with us before June 30, 2003 (or such later date to which we extend Mr. Erickson’s consulting engagement) or Mr. Erickson’s consulting engagement with us is terminated by us because of certain acts or omissions by Mr. Erickson constituting cause for such termination (as described in our March 15, 2002 letter agreement with Mr. Erickson, as amended), then:

•	all unvested options granted to Mr. Erickson will be cancelled;

•	vested options, if any, will be exercisable in accordance with the plan pursuant to which they are issued;

•	we will not pay the engagement termination fee, or any portion thereof, to Mr. Erickson; and

•	Mr. Erickson will receive any unpaid portion of his engagement fee through the date of termination.

    Mr. Erickson’s consulting engagement provides that in the event that Mr. Erickson’s engagement has not been terminated prior to a “Change-of-Control” (as described below), upon a “Change-of-Control,” 100% of the 275,000 options granted to Mr. Erickson on February 7, 2003 will vest, and such options, and the 25,000 options that we granted to Mr. Erickson in connection with our March 15, 2002 letter agreement with Mr. Erickson, will be exercisable thereafter for one year (except as otherwise provided in our March 15, 2002 letter agreement with Mr. Erickson, as amended).

        Under our Change-of-Control agreement with Mr. Erickson, a “Change-of-Control” is deemed to occur upon the occurrence of any of the following events:

•	our dissolution or liquidation;

•	a merger or consolidation in which we are not the surviving corporation (except as otherwise provided in our March 15, 2002 letter agreement with Mr. Erickson, as amended);

•	a merger in which we are the surviving corporation but after which our shareholders prior to such merger (other than any shareholder which merges (or which owns or controls another corporation which merges) with us in such merger) own less than 50% of the voting shares or other equity interests in our company after such merger;

•	a sale of substantially all of our assets;

•	an acquisition, sale or transfer of a majority of our outstanding shares by tender offer or similar transaction;

•	a new or existing shareholder who may be a member of management (other than Mr. Erickson) or an affiliate of ours obtains unilateral control, directly or indirectly, of us or our Board of Directors, whether alone or in concert with others;

•	a new shareholder or group of shareholders that may include current management (other than Mr. Erickson) or affiliates obtains unilateral control, directly or indirectly, of us or our Board of Directors;

•	an involuntary change in the composition, as of February 14, 2003, of more than 33% of our Board of Directors; or

•	any person, entity or combination thereof controls, individually or collectively through ownership, assignment, voting proxy or the like, 50% or more of the outstanding voting shares ordinarily having the right to vote for the election of our directors or the combined voting power thereof.

        Effective April 12, 2002, Vincent Tinebra entered into a Severance and Release Agreement providing for Mr. Tinebra’s resignation as our President and Chief Operating Officer. Pursuant to the agreement, Mr. Tinebra served in a consulting capacity with us from April 12, 2002 through May 10, 2002 in accordance with the agreement during this period and for an additional 26 weeks thereafter, we continued to pay his base salary and certain other benefits. In connection with Mr. Tinebra’s resignation, the president title was assumed by Mr. Erickson and the position of chief operating officer was eliminated.

        On July 18, 2002, we entered into an Agreement and Mutual Releases with Stan Gang, Chairman of the Board, relating to Mr. Gang’s retirement as our Chief Executive Officer effective December 1, 2001. Pursuant to the Agreement with Mr. Gang we have agreed to pay Mr. Gang $375,000 (less standard withholdings and authorized deductions). This payment will be payable as follows: (i) an aggregate of $373,200 is payable in equal installments in accordance with our regular payroll cycle, during the period from March 1, 2002 through August 31, 2003; and (ii) an aggregate of $1,800 is to be paid to Mr. Gang in equal installments on March 1, 2004, August 1, 2004 and March 1, 2005.

        Effective September 3, 2002, we entered into Change-of-Control Agreements with William S. Medve, Executive Vice President, Chief Financial Officer and Treasurer, and with Jack P. Adler, Executive Vice President, Secretary and General Counsel, and effective September 9, 2002, we entered into a Change-of-Control Agreement with Mark Perlstein, Executive Vice President, Sales and Operations. Pursuant to these Change-of Control Agreements upon a “Change-of-Control” (as described below) that results in either involuntary termination of employment with us or the voluntary resignation of the executive due to a reduction in salary or benefits, these executives are entitled to (i) a lump sum payment equal to one year of salary and benefits, and (ii) a lump sum payment equal to the executive’s pro rata performance bonus for the then-current fiscal year (computed as of the effective date of the Change-of-Control).

Under our Change-of-Control agreements with each of Messrs. Medve, Adler, and Perlstein, a “Change-of-Control” is deemed to occur upon the occurrence of any of the following events:

•	our dissolution or liquidation;

•	a merger or consolidation in which we are not the surviving corporation (except as otherwise provided in our Change-of-Control agreements with Messrs. Medve, Adler and Perlstein);

•	a merger in which we are the surviving corporation but after which our shareholders (other than any shareholder which merges (or which owns or controls another corporation which merges) with us in such merger) own less than 50% of the shares or other equity interests in our company;

•	a sale of substantially all of our assets;

•	an acquisition, sale or transfer of a majority of our outstanding shares by tender offer or similar transaction;

•	a new or existing shareholder who may be a member of management or an affiliate of ours obtains unilateral control, directly or indirectly, of us or our Board of Directors, whether alone or in concert with others;

•	a new shareholder or group of shareholders not including current management or affiliates obtains unilateral control, directly or indirectly, of us or our Board of Directors;

•	an involuntary change in the composition, as of the effective date of the respective agreements, of more than 33% of our Board of Directors; or

•	any person, entity or combination thereof controls, individually or collectively through ownership, assignment, voting proxy or the like, 50% or more of the outstanding voting shares ordinarily having the right to vote for the election of our directors or the combined voting power thereof.

        Effective September 3, 2002, we entered into a Severance Agreement with William S. Medve, Executive Vice President, Chief Financial Officer and Treasurer, and effective September 9, 2002, we entered into Severance Agreements with each of Jack P. Adler, Executive Vice President, Secretary, and General Counsel, and Mark Perlstein, Executive Vice President, Sales and Operations. These Severance Agreements apply in the event that employment of any of the executives is terminated involuntarily by us at any time for reasons other than for “Cause” (as defined in the Severance Agreements), or by the employee for “Good Reason” (as defined in the Severance Agreements). The Severance Agreements provide for (i) the continuation of payment of the executive’s current base salary for a period of one year after the date of termination, and (ii) an immediate payment on the date of termination of a lump sum equal to the executive’s pro rata performance bonus for the then-current fiscal year.

Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee is comprised of Thomas F. Dorazio (Chairperson), Ira Cohen, and Doreen A. Wright. Currently, except as disclosed below, there are no Compensation Committee interlocks between our company and any other entities involving our company’s executive officers and directors who serve as executive officers of such entities.

        Ira Cohen, a director and member of our Audit, Compensation and Nominating Committees, and Bernard M. Goldsmith, a director and member of our Nominating Committee, are Managing Directors of Updata Capital, Inc. (“Updata Capital”), an investment advisory firm. In October 2000, our Board of Directors authorized the execution of an engagement letter with Updata Capital, pursuant to which Updata Capital was engaged on an exclusive basis as a financial advisor to assist our management and Board of Directors in examining strategic alternatives to maximize shareholder value. The engagement, which was terminable by either party on thirty days’ prior notice, provided for the payment of a “success” fee to Updata Capital of the aggregate consideration paid in certain transactions. The engagement letter also contained customary expense reimbursement and indemnification provisions. We terminated the engagement effective July 2001. From time to time thereafter, we renewed this arrangement with Updata Capital to act in a similar capacity. No amounts were paid by us to Updata Capital in 2002 in connection with the engagement.

Board Compensation Committee Report on Executive Compensation

Basic Policy Considerations

        Our executive compensation policy is designed to attract and retain highly qualified individuals for its executive positions and to provide incentives for such executives to achieve maximum company performance by aligning the executives’ interest with that of shareholders by basing a portion of compensation on our performance.

        Our Compensation Committee generally reviews and determines base salary levels for our executive officers during the course of the fiscal year and determines actual bonuses after the end of the fiscal year based upon company and individual performance.

        Our executive officer compensation program is comprised of base salary, discretionary annual cash bonuses, stock options, auto allowance, and various other benefits, including medical insurance and a 401(k) plan, which are generally available to all of our employees.

        Salaries are established in accordance with industry standards through review of publicly available information concerning the compensation of officers of comparable companies. Consideration is also given to relative responsibility, seniority, experience, and performance. Salary increases are generally made based on increases in the industry for similar companies with similar performance profiles and/or attainment of certain division or company goals.

Annual Compensation-Executive Officers Other Than Chief Executive Officer

        Certain senior executives and key managers who have a direct and measurable ability to impact our financial results are eligible to participate in our Incentive Plan, subject to approval by our Compensation Committee. The purpose of the plan is to motivate senior executives through variable compensation toward the attainment of corporate and individual goals. Each participant is assigned an incentive target expressed as a percentage of base salary. The incentive target is payable based on corporate financial objectives, as well as by mutually agreed individual management objectives (“MBOs”).

        During 2002, all executive officers, other than the Chief Executive Officer, were eligible to receive bonuses targeted to both corporate financial objectives and individual performance. For 2002, provided our company achieved certain specified corporate financial objectives, Messrs. Perlstein, Medve and Adler were eligible to receive total potential cash incentive compensation equal to 60%, 40% and 25% of their annual base salaries, respectively, of which 50%, 25% and 25% were attributable to MBOs for Messrs. Perlstein, Medve and Adler, respectively. Each of Messrs. Medve, Adler, and Perlstein achieved the MBO element of the bonus program and received a bonus attributable to satisfaction of these targets. The Compensation Committee, however, limited the bonuses paid to Messrs. Perlstein, Medve and Adler to their respective MBO targets due to the operating losses sustained by our company in 2002.

Long-Term Compensation Stock Options

        Our stock option program is designed to relate executives’ and certain middle managers’ long-term interests to shareholders’ long-term interests. In general, stock option awards are granted on an annual basis if warranted by our growth and profitability. Stock options are awarded on the basis of individual performance and/or the achievement of internal strategic objectives.

2002 Compensation for Chief Executive Officer

        Richard G. Erickson, who has served as our Chief Executive Officer since March 2002, and who also serves as our President, through New England Associates, LLC, a professional services turnaround consultancy of which he is president, currently receives a monthly engagement fee of $35,000. We have retained Mr. Erickson through June 30, 2003, which retention may extend through December 31, 2003.

        In connection with our March 15, 2002 letter agreement with Mr. Erickson, we granted to Mr. Erickson non-qualified fully-vested options to purchase 25,000 shares of our common stock as of the closing price of our common stock on that date. In connection with an amendment to the March 15, 2002 letter agreement, on February 7, 2003, we granted to Mr. Erickson non-qualified options to purchase 275,000 shares of our common stock as of the closing price of our common stock on such date, 25% of which vested immediately upon grant, with the balance to vest in equal annual installments over the ensuing three years.

        In establishing Mr. Erickson’s compensation package, the Compensation Committee considered the compensation practices of our peers in the industry and determined that Mr. Erickson’s compensation provides necessary and appropriate incentives to improve our business performance and create shareholder value. The Compensation Committee chose to structure a significant portion of Mr. Erickson’s compensation as stock options, since the value of the portion of Mr. Erickson’s compensation represented by stock options is directly related to future corporate performance and serves to align his interests with those of our shareholders.

        We paid a portion of Mr. Erickson’s engagement fee in the form of two lump sum bonuses. Mr. Erickson received a bonus of $90,000 in December 2002 for the period from March 15, 2002 through September 15, 2002, and received a bonus of $100,000 as of February 14, 2003 for the period from September 15, 2002 through February 14, 2003.

        In addition to these bonus payments, for the period from March 15, 2002 through February 14, 2003, we paid the balance of Mr. Erickson’s engagement fee in the form of payments to Mr. Erickson of $15,000 per month. On February 14, 2003, we increased our engagement fee payments to Mr. Erickson to $35,000 per month and Mr. Erickson was no longer eligible to receive a bonus.

        Based on review of available information, the Compensation Committee believes that Mr. Erickson’s total annual compensation, including both cash and equity components, is reasonable and appropriate given the size and historical performance of our business, our position as compared to our peers in the industry, and the specific challenges faced by us during 2002, including improving our company’s operating performance in the face of a punishing economic environment in the IT sector.

Compensation Committee THOMAS F. DORAZIO Thomas F. Dorazio (Chairperson) Ira Cohen Doreen A. Wright

43

Performance Graph

        The graph set forth below shows the cumulative total shareholder return (i.e., price change plus reinvestment of dividends, if any) on the common stock of our company, for the period beginning at the market close on December 31, 1997, the last trading day before the beginning of our fifth preceding fiscal year, and ending on December 31, 2002, the last day of our last completed fiscal year, as compared over such period with similar data for: (i) the Nasdaq Composite Index, and (ii) the Peer Group Index (capitalization weighted). The stock performance graph assumes that $100 was invested on December 31, 1997. The stock performance shown on the graph below is not indicative of future price performance.

COMMON STOCK PERFORMANCE GRAPH(1)(2)

Among the Company, the Nasdaq Composite Indexand
the Peer Group Index(3)

(Capitalization Weighted)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*AMONG
ALPHANET SOLUTIONS, INC.,

THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP

	Cumulative Total Return Fiscal Year Ended December 31,
	1997	1998	1999	2000	2001	2002

ALPHANET SOLUTIONS, INC	$ 100.00	$ 32.07	$ 35.33	$ 14.68	$ 17.83	$ 12.00
NASDAQ STOCK MARKET (U.S.)	100.00	140.99	261.48	157.42	124.89	86.33
PEER GROUP	100.00	72.82	71.64	40.49	46.12	66.95

(1)	Graph assumes $100 invested on December 31, 1997 in our company’s Common Stock, the Nasdaq Composite Index and the Peer Group Index (capitalization weighted).

(2)	Cumulative total return assumes reinvestment of dividends, if any.

(3)

We constructed the Peer Group Index consisting of other computer systems integrators that also provide information technology consulting services to their clients, CompuCom Systems, Inc., Datatec Systems, Inc., Government Technology Services, Inc., Micros-to-Mainframes, Inc., Pomeroy Computer Resources, Inc., and TransNet Corporation. We believe that these companies most closely resemble our company’s business mix and that their performance is representative of the industry.

45

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        There were, as of February 28, 2003, approximately 284 holders of record and approximately 2,030 beneficial owners of our Common Stock. The following table sets forth certain information, as of February 28, 2003, with respect to holdings of the Common Stock by (i) each person known by us to beneficially own more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of our directors, and named executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Certain Beneficial Owners:

Stan Gang (3)	1,967,300	30.8%
7 Ridgedale Avenue
Cedar Knolls, NJ 07927

Fallen Angel Equity Fund, L.P. (4)	687,100	10.8%
c/o Fallen Angel Capital, LLC
125 Half Mile Road
Red Bank, NJ 07733

Royce & Associates, Inc. (6)	567,000	8.9%
1414 Avenue of the Americas, 9th Floor
New York, NY 10019

Dimensional Fund Advisors Inc. (5)	414,200	6.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Directors, nominees, and named executive officers who are not named above:
Michael Gang (7)	51,250	*
Ira Cohen (8)	20,000	*
Thomas F. Dorazio (9)	32,500	*
Doreen A. Wright (10)	27,500	*
Bernard M. Goldsmith (11)	5,000	*
Richard G. Erickson (12)	93,750	1.4%
William S. Medve (13)	83,750	1.3%
Jack P. Adler (14)	51,000	*
Vincent Tinebra	--	*
Mark Perlstein (15)	31,250	*
All directors and executive officers as a group
(11 persons)	2,363,300	34.84%

* Less than one percent

46

(1)

Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2)

Applicable ownership percentage is based on 6,388,188 shares of Common Stock outstanding on February 28, 2003, plus shares which represent presently exercisable stock options held by each such holder which are exercisable within the 60 days after February 28, 2003, as applicable.

(3)

Pursuant to a Schedule 13G/A filed with the SEC on January 11, 2002. Does not include 135,000 shares of Common Stock owned by The Gang Annuity Trust dated January 3, 1994. Mr. Gang disclaims beneficial ownership of such shares.

(4)	Pursuant to a Schedule 13D/A filed with the SEC on August 20, 1999.

(5)	Pursuant to a Schedule 13G/A filed with the SEC on February 11, 2003.

(6)	Pursuant to a Schedule 13G/A filed with the SEC on January 31, 2003.

(7)

Represents 51,250 shares of Common Stock underlying options which are exercisable as of February 28, 2003 or within the 60 days after such date. Excludes 48,750 shares underlying options which become exercisable over time after such period. In addition, excludes 135,000 shares owned by The Gang Annuity Trust. Mr. Gang disclaims beneficial ownership of such shares.

(8)

Represents 20,000 shares of Common Stock underlying options which are exercisable as of February 28, 2003 or within the 60 days after such date. Does not include 687,100 shares of Common Stock owned by Fallen Angel Equity Fund, L.P., a Delaware limited partnership, in which Mr. Cohen is a limited partner. Mr. Cohen disclaims beneficial ownership of such shares of Common Stock.

(9)	Represents 32,500 shares of Common Stock underlying options which are exercisable as of February 28, 2003 or within the 60 days after such date.

(10)	Represents 27,500 shares of Common Stock underlying options which are exercisable as of February 28, 2003, or within the 60 days after such date.

(11)

Represents 5,000 shares of Common Stock underlying options which are exercisable as of February 28, 2003, or within 60 days after such date. Does not include 687,100 shares of Common Stock owned by Fallen Angel Equity Fund, L.P., a Delaware limited partnership, in which Mr. Goldsmith is a limited partner. Mr. Goldsmith disclaims beneficial ownership of such shares of Common Stock.

(12)

Represents 93,750 shares of Common Stock underlying options which are exercisable as of February 28, 2003 or within the 60 days after such date. Excludes 206,250 shares underlying options which become exercisable over time after such period.

(13)

Represents 83,750 shares of Common Stock underlying options which are exercisable as of February 28, 2003 or within the 60 days after such date. Excludes 121,250 shares underlying options which become exercisable over time after such period.

47

(14)

Represents 51,000 shares of Common Stock underlying options which are exercisable as of February 28, 2003 or within the 60 days after such date. Excludes 59,000 shares underlying options which become exercisable over time after such period.

(15)

Represents 31,250 shares of Common Stock underlying options which are exercisable as of February 28, 2003 or within the 60 days after such date. Excludes 93,750 shares underlying options which become exercisable over time after such period.

SUMMARY OF EXISTING EQUITY COMPENSATION PLANS

        The following table sets forth certain information about our company’s 1995 Stock Plan and 1995 Non-Employee Director Stock Option Plan. These plans are our company’s only equity compensation plans and each was previously approved by our company’s shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders
	1,001,505	2.10	481,125

Equity compensation plans not
approved by security holders	--	--	--

Total	1,001,505	2.10	481,125

Item 13.   Certain Relationships and Related Transactions.

        In 2002, 2001, and 2000 we paid, as compensation for services rendered to us and for sales generated, an aggregate of $448,222, $325,100, $491,400, respectively, to Michael Gang, the son of Stan Gang, our Chairman of the Board. Michael Gang serves as National Account Manager/Sector Director and has served as a director since September 1995 and as Secretary from September 1995 to October 1997.

        Richard G. Erickson, serves as our Chief Executive Officer and President through New England Associates, LLC, a professional services turnaround consultancy of which Mr. Erickson is president. In 2002, we entered into a consulting arrangement with Mr. Erickson, through New England Associates, LLC, which is discussed under Item 11 of this report, Executive Compensation, under the heading Employment Contracts, Termination of Employment and Change-of-Control Arrangements.

        In 1995, the Board of Directors adopted a policy requiring that any transactions between our company and its officers, directors, principal shareholders and their affiliates be on terms no less favorable to our company than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of our Board of Directors.

Item 14.   Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that our disclosure controls and procedures are effective in alerting them timely to material information relating to the company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

    (3)        Exhibits.

        Reference is made to the Index to Exhibits on pages 51-57.

(b)     Reports on Form 8-K.

On November 20, 2002, we filed with the Commission a Current Report on Form 8-K reporting events under Item 5 – Other Events.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1*#	1995 Stock Plan of the Company.

4.2*#	1995 Non-Employee Director Stock Option Plan.

4.3*#	401(k) Plan, adopted October 1991.

10.1*#	Employment Agreement dated October 1, 1995 between the Company and Stan Gang.

10.2*#	Employment Agreement dated October 1, 1995 between the Company and Bruce Flitcroft.

10.3*#	Employment Agreement dated October 1, 1995 between the Company and Philip M. Pfau.

10.4*#	Employment Agreement dated October 1, 1995 between the Company and Dennis Samuelson.

10.5*#	Employment Agreement dated October 1, 1995 between the Company and Lawrence Mahon.

10.6*#	Employment Agreement dated October 1, 1995 between the Company and John Centinaro.

10.7*#	Employment Agreement dated October 1, 1995 between the Company and John Crescenzo.

10.8*#	Employment Agreement effective November 1, 1995 between the Company and Gary S. Finkel.

10.9*	Lease dated June 27, 1994 by and between Sutman Associates and the Company, as amended.

10.10*	Form of Invention Assignment and Confidentiality Agreement.

10.11*	Agreement dated July 1, 1994 by and between the Company and MicroAge Computer Centers, Inc., as amended.

10.12*	Reseller Agreement dated November 7, 1994 by and between the Company and Ingram Alliance Reseller Company, a division of Ingram Micro, Inc. as amended.

10.13*	Agreement for Wholesale Financing dated May 20, 1988 by and between the Company and IBM Credit Corporation.

10.14	Dealer Loan and Security Agreement by and between the Company and Finova Capital Corporation dated December 20, 1996. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996 filed with the Commission on March 27, 1997.)

10.15*	Agreement by Stan Gang dated February 19, 1996 to indemnify the Company for certain losses.

10.16	Asset Purchase Agreement dated July 18, 1996 by and between Stan Gang and Lior, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on August 5, 1996.)

10.17	Assignment of Asset Purchase Agreement dated July 24, 1996 by and between Stan Gang and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on August 5, 1996.)

10.18	Loan and Security Agreement dated June 30, 1997 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997.)

10.19	Asset Purchase Agreement dated August 1, 1997 by and between the Company and The Lande Group, Inc. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Commission on August 13, 1997.)

10.20	Assignment of lease dated August 1, 1997 by and between The Lande Group, Inc., 460 West 34th Street Associates, and the Company of a lease dated December 23, 1996 by and between 460 West 34th Street Associates and The Lande Group, Inc. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.)

10.21	Form of Indemnification Agreement entered into by past and present Directors and Officers. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.)

10.22	First Amendment to and Reaffirmation of Loan Document dated September 30, 1998 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Amended Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 25, 1998.)

10.23	Revolving Note dated September 30, 1998 by and between First Union National Bank and the Company. Incorporated by reference to the Company's Amended Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 25, 1998.

10.24	Sublease, American International Recovery, Inc. to the Company. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998, filed with the Commission on August 14, 1998.)

10.25	Employee Stock Purchase Plan. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998, filed with the Commission on August 14, 1998.)

10.26	Sub-Sublease Agreement dated as of May 25, 1999 by and between the Company and Datajump, Inc. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999.)

10.27	# Form of Change of Control Agreements entered into as of June 8, 1999 with certain executive officers of the Company. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999.)

10.28	Second Amendment to and Reaffirmation of Loan Documents dated as of September 28, 1999 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1999, filed with the Commission on November 12, 1999.)

10.29	Revolving Note dated as of September 28, 1999 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1999, filed with the Commission on November 12, 1999.)

10.30	Third Amendment to and Reaffirmation of Loan Documents dated as of January 1, 2000 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.)

10.31	Revolving Note A dated as of January 1, 2000 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.)

10.32	Revolving Note B dated as of January 1, 2000 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.)

10.33	Securities Purchase Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John L. Steffens and nex-i.com inc. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.)

10.34	Registration Rights Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John L. Steffens and nex-i.com inc. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.)

10.35	Co-Sale Agreement dated as of January 14, 2000 by and among the Company, Fallen Angel Equity Fund LP, John L. Steffens, nex-i.com inc. and Ira A. Baseman. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.)

10.36	Fourth Amendment to and Reaffirmation of Loan Document dated December 21, 2000 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.)

10.37	Revolving Note dated as of December 21, 2000 by and between First Union National Bank and the Company. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.)

10.38	Plan of Merger of Eureka Telecommunications II, Inc. with and into nex-i.com inc. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.)

10.39	Second Amended and Restated Certificate of Incorporation of Eureka Broadband Corporation. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000 filed with the Commission on March 30, 2001.)

10.40	Recruitment Agreement dated July 3, 2001, by and between the Company and EDS Information Services L.L.C. Incorporated by reference to the Company's Form 8-K filed with the Commission on July 16, 2001.)

10.41	Asset Purchase Agreement dated August 31,2002 by and between the Company and Computer Horizons Corp. (Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001 filed with the Commission on November 13, 2001.)

10.42	Agent Agreement dated as of January 17, 2002, by and between the Company and MoreDirect, Inc. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.)

10.43#	Offer letter dated March 15, 2002 by and between the Company and Richard Erickson. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.)

10.44#	Severance and Release Agreement, dated as of April 12, 2002, by and between the Company and Vincent Tinebra. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on May 2, 2002.)

10.45#	Agreement and Mutual Releases, entered into by the Company and Stan Gang, the Chairman of the Board of Directors of the Company, on July 18, 2002, relating to Mr. Gang's retirement as the Chief Executive Officer of the Company, effective December 1, 2001. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on July 19, 2002.)

10.46	Indemnification Agreement dated as of July 31, 2002 by and among the Company, Richard G. Erickson and New England Associates, LLC. (Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002 filed with the Commission on August 13, 2002.)

10.47#	Change-of-Control Agreement by and between the Company and William S. Medve, dated September 3, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 10, 2002.)

10.48#	Severance Agreement by and between the Company and William S. Medve, dated September 3, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 10, 2002.)

10.49#	Change-of-Control Agreement by and between the Company and Jack P. Adler, dated September 3, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 10, 2002.)

10.50#	Severance Agreement by and between the Company and Jack P. Adler, dated September 3, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 10, 2002.)

10.51#	Change-of-Control Agreement by and between the Company and Mark Perlstein, dated September 9, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 10, 2002.)

10.52#	Severance Agreement by and between the Company and Mark Perlstein, dated September 9, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 10, 2002.)

10.53#	Amendment to Consulting Agreement between the Company and Richard G. Erickson, dated February 14, 2003. (Incorporated by reference to the Company's Form 8-K filed with the Commission on February 14, 2003.)

10.54#	Amendment to Consulting Agreement between the Company and Richard G. Erickson, dated February 28, 2003. (Incorporated by reference to the Company's Form 8-K filed with the Commission on March 3, 2003.)

10.55	Settlement Agreement dated March 25, 2003, by and between the Company and the New York City Transit Authority (Incorporated by reference to the Company's Form 8-K filed with the Commission on March 26, 2003.)

21	Subsidiaries of the Company. (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996 filed with the Commission on March 27, 1997.)

23+	Consent of PricewaterhouseCoopers LLP.

_________________

*	Incorporated by reference to the Company's Registration Statement of Form S-1 (Registration Statement No. 33-97922) declared effective on March 20, 1996.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Filed herewith.

ALPHANET SOLUTIONS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Accountants	F-2

Consolidated balance sheets as of December 31, 2002 and 2001	F-3

Consolidated statements of operations for the years
ended December 31, 2002, 2001, and 2000	F-4

Consolidated statements of changes in shareholders'
equity for the years ended December 31, 2002, 2001, 2000	F-5

Consolidated statement of cash flows for the years ended
December 31, 2002, 2001, and 2000	F-6

Notes to consolidated financial statements	F-7

F-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AlphaNet Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 50 present fairly, in all material respects, the financial position of AlphaNet Solutions, Inc. and its wholly-owned subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ

March 25, 2003

ALPHANET SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

ASSETS	December 31,

	2002	2001
Current assets:
Cash and cash equivalents	$22,936	$23,797
Accounts receivable, less allowance for doubtful accounts of
$415 and $622 at December 31, 2002 and 2001, respectively	5,474	7,416
Inventory	123	170
Income taxes	2,600	--
Prepaid expenses and other current assets	421	374

Total current assets	31,554	31,757

Property and equipment, net	973	1,992
Goodwill, net	646	511
Other assets	10	52

Total assets	$33,183	$34,312

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations	$--	$8
Accounts payable and deferred revenue`	1,057	1,020
Accrued expenses	1,727	2,417
Deferred revenue	1,168	1,575
Accrued contract loss	2,091	2,950

Total current liabilities	6,043	7,970

Total liabilities	6,043	7,970

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock-- $0.01 par value; authorized 3,000,000 shares,
none issued	--	--
Common stock-- $0.01 par value; authorized 15,000,000 shares,
6,588,413 shares issued at December 31, 2002 and
December 31, 2001	66	66
Additional paid-in capital	35,138	35,092
Accumulated Deficit	(7,265)	(8,096)
Treasury stock-- at cost; 202,100 shares at December 31, 2002
and 150,600 shares at December 31, 2001	(799)	(720)

Total shareholders' equity	27,140	26,342

Total liabilities and shareholders' equity	$33,183	$34,312

See accompanying notes to consolidated financial statements. F-3

ALPHANET SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000
Net sales:
Product	$2,994	$15,764	$43,967
Professional services	22,906	36,142	46,373

	25,900	51,906	90,340
Cost of sales:
Product	2,786	13,853	40,212
Professional services	15,842	25,891	32,992
Other	(569)	--	4,851

	18,059	39,744	78,055

Gross profit	7,841	12,162	12,285

Operating expenses:
Selling, general and administrative	11,768	16,563	23,969
Write-off of goodwill	--	1,874	--

	11,768	18,437	23,969

Operating loss	(3,927)	(6,275)	(11,684)

Other income and expenses:
Interest income, net	357	743	1,075
Nex-i.com / Eureka	--	(382)	(2,249)
Other income	10	420	390

	367	781	(784)

Loss before income taxes	(3,560)	(5,494)	(12,468)

Provision (benefit) for income taxes	(4,391)	--	474

Net income (loss)	$831	$(5,494)	(12,942)

Net income (loss) per share:

Basic	$0.13	$(0.86)	$(2.04)

Diluted	$0.13	$(0.86)	$(2.04)

Shares used to compute net income (loss) per share:
Basic	6,429	6,422	6,353

Diluted	6,537	6,422	6,353

F-4

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in thousands)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-In Capital	Retained Earnings Accumulated	Total

Balance at December 31, 1999	6,423	$64	(151)	(720)	$34,150	$10,340	$43,834

Exercise of stock
options	79	1	--	--	330	--	331
Employee stock purchases	34	--	--	--	117	--	117
Issuance of stock
warrants	--	--	--	--	416	--	416
Net income	--	--	--	--	--	(12,942)	(12,942)

Balance at December 31, 2000	6,536	$65	(151)	(720)	$35,013	$(2,602)	$31,756

Exercise of stock
options	6	--	--	--	9	--	9
Employee stock purchases	46	1	--	--	70	--	71
Net loss	--	--	--	--	--	(5,494)	(5,494)

Balance at December 31, 2001	6,588	$66	(151)	($720)	$35,092	$(8,096)	$26,342

Non-employee stock
options cost	--	--	--	--	46	--	46
Purchase of treasury
stock	--	--	(51)	(79)	--	--	(79)
Net income	--	--	--	--	--	831	831

Balance at December 31, 2002	6,588	$66	(202)	($799)	$35,138	$(7,265)	$27,140

See accompanying notes to consolidated financial statements. F-5

ALPHANET SOLUTIONS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$ 831	$(5,494)	$(12,942)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Nex-i.com loss recognition	--	--	2,249
MTA contract loss	--	--	4,400
Depreciation and amortization	1,073	1,749	2,518
Deferred income taxes	--	--	313
Goodwill write-off	--	1,874	--
Write-off of assets	65	--	--
Write-off of Eureka Broadband common stock	--	382	--
Provision for accounts receivable	195	173	923
Provision for inventory	--	70	32
Non-cash non-employee stock option charge	46	--	--
Income taxes	(4,433)	--	--
Increase (decrease) from changes in:
Accounts receivable	1,747	9,931	8,257
Inventories	47	618	1,643
Prepaid expenses and other current assets	(47)	52	808
Other assets	42	40	40
Income taxes	1,833	1,576	--
Accounts payable	37	(3,385)	(3,068)
Accrued expenses and deferred revenue	(1,097)	452	(448)
Contract liability	(859)	(323)	(646)

Net cash (used in) provided by operating activities	(520)	7,715	4,079

Cash flows from investing activities:
Property and equipment expenditures	(119)	(246)	(1,091)
Business acquisitions
	(135)	(511)	(250)
Proceeds from sale of equipment	--	--	22
Eureka Broadband investments	--	(382)	(1,834)

Net cash used in investing activities	(254)	(1,139)	(3,153)

Cash flows from financing activities:
Repayment of capital lease obligations	(8)	(23)	(20)
Repayment of Shareholder Advance	--	--	(675)
Net proceeds from sales of common stock	--	--	117
Exercise of stock options	--	80	331
Purchase of treasury stock	(79)	--	--

Net cash (used in) provided by financing activities	(87)	57	(247)

Net increase (decrease) in cash and cash equivalents	(861)	6,633	679

Cash and cash equivalents, beginning of period	23,797	17,164	16,485

Cash and cash equivalents, end of period	$ 22,936	$ 23,797	$ 17,164

See accompanying notes to consolidated financial statements. F-6

ALPHANET SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.     Summary of Significant Accounting Policies:

         Nature of Business:

        AlphaNet Solutions, Inc. (the “Company”) is an information technology (IT) professional services firm providing a range of outsourced solutions in two major IT practice areas: IT Operations and Learning Solutions. IT Operations includes: AlphaNet Technology and Outsourcing SolutionsSM, which delivers IT projects and services around networks, servers, desktops, storage, and information security; and AlphaNet Service Desk SolutionsSM, which delivers services such as monitoring, management, hosting, and helpdesk support for a wide variety of applications. AlphaNet Learning SolutionsSM offers custom training programs, classroom instruction, and certification programs. Together, these solutions help the Company’s clients reduce costs, create value by leveraging our IT expertise rather than developing their own in-house capabilities.

         Basis of Consolidation:

        The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents:

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed Federally insured limits.

        Financial Instruments:

        The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 2002 and 2001.

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

        Goodwill

        The Company evaluates its goodwill by assessing the fair value by comparison to available information to determine the estimated enterprise value and would recognize a loss if these computations indicated an impairment.

        The Lior, Lande and Omnitech businesses were acquired by the Company in 1996, 1997 and 2000, respectively; these businesses were primarily engaged in reselling and product integration (referred to as the “product business”). These businesses were fully integrated into the product business operations of the Company. Ending in 2002, the Company shifted its business model from a product reseller and integration business to a model which minimized low-margin product business, and focused on higher-margin professional services. As a result of this shift, the Company’s product sales have declined significantly since these acquisitions. In 2001, the Company determined that, based upon its current and future business model and current and estimated financial performance as it relates to this business, that these conditions would result in negative cash flows and accordingly, the Company recorded a write-off of the product business related goodwill of $1.9 million in accordance with the provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

        In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” prior year amounts were not restated for the effect of adopting this standard. A reconciliation of the previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the reduction of goodwill amortization expense, net of the related income tax effect, is as follows:

	Year Ended December 31,

	2001	2000

Net income (loss):
Reported net income (loss)	(5,494)	(12,942)
Amortization adjustment	259	184

Adjusted net loss	(5,235)	(12,758)

Income (loss) per share of common stock - basic:
Reported income (loss) per share - basic	(0.86)	(2.04)
Amortization adjustment	0.04	0.03

Adjusted loss per share - basic	(0.82)	(2.01)

Income (loss) per share of common stock - assuming dilution:
Reported income (loss) per share - assuming dilution	(0.86)	(2.04)
Amortization adjustment	0.04	0.03

Adjusted loss per share - assuming dilution	(0.82)	(2.01)

        Stock-Based Compensation:

        In 1995, the Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) which requires companies to measure stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and to provide pro forma footnote disclosure under the fair value method. Effective January 1, 1996, the Company adopted the disclosure-only provisions of FAS 123 and continues to follow APB 25 and related interpretations to account for the Company’s stock compensation plans.

        At December 31, 2002, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 2001, 2000 and 1999, no compensation cost has been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company’s pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:

F-9

	2002	2001	2000
	(in thousands, except per share amounts)
Net income (loss)
As reported	$ 831	($5,494)	($12,942)
Pro forma	$ 546	($5,867)	($13,363)
Net income (loss) per share:
As reported:
Basic	$ 0.13	$ (0.86)	$ (2.04)
Diluted	$ 0.13	$ (0.86)	$ (2.04)
Pro forma:
Basic	$ 0.08	$ (0.91)	$ (2.10)
Diluted	$ 0.08	$ (0.91)	$ (2.10)

Revenue Recognition:

        Professional service revenue is recognized when the applicable services are rendered. The Company recognizes revenue on service contracts on a prorated basis over the life of the contracts. Revenues under the Company’s contract with New York City Transit, an agency of the Metropolitan Transit Authority of the State of New York (“MTA”), are recognized on the percentage-of-completion method based on total costs incurred relative to total estimated costs. Fees related to the Company’s training programs are recognized over the duration of the applicable training program. Deferred revenue represents the unearned portion of each service contract and the unamortized balance of training fees as of the balance sheet date. The Company recognizes sales of products when title and risk of loss passes to the customer, which takes place either when the products are shipped or upon delivery to the customer based upon the sales terms of the respective transactions.

        Revenues are recognized on a time and materials basis, or on a percentage of completion basis, depending on the contract, as services are provided by partners, employees and subcontractors. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price long-term contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met. Reimbursable costs, such as travel and other third party costs, incurred in connection with providing professional services, which are billed, are included in revenues and incurred costs are included in cost of sales.

        In December 1999, the Securities and Exchange Commission (“SEC”) issued a Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC Staff’s views in applying generally accepted accounting principles to revenue recognition in Financial Statements. Adoption of SAB101 did not have a material effect on the Company’s results of operations.

         Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant accounting estimates include assessing the collectability of accounts receivable, inventory valuation, MTA Contract costs, the realizability of tax assets, and the recoverability of goodwill. Actual results could differ from those estimates. The markets for the Company’s services and products are characterized by intense competition, technology advances and new product/service introductions, all of which could impact the future value of the Company’s assets.

        In December 1997, the Company entered into a $20.4 million contract with the MTA (the “MTA Contract”) to furnish and install local and wide-area computer network components, including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company is the prime contractor on this project and is responsible for project management, systems procurement, and installation. The work is provided in contiguous locations and payment, including a contractually-mandated holdback equal to 5% of total contract value for one year following completion of the contract, is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserves the right to terminate our services and complete the MTA Contract itself at our cost. In the event of an unexcused delay by the Company, the Company may be obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. The MTA Contract is a fixed unit price contract, and the quantities are approximate, for which the MTA has expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA has the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project is subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s office, over which the Company has no control, and which is generally adjusted in June of each year and may be so adjusted in the future.

        The Company has performed services and supplied products to the MTA since the inception of the MTA Contract. The work performed at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company’s request, thereby triggering the Company’s right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full our Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO’s denial of its Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered it decision on the Company’s appeal, denying all of the Company’s claims for review of the determination made by the DRO. On May 31, 2002, the Company filed an appeal of this decision with the New York Supreme Court, Appellate Division. In February 2003, the Company perfected this appeal through the filing of briefs with the New York Supreme Court, Appellate Division.

        On March 31, 2003, the Company entered into a settlement agreement with the MTA, pursuant to which the Company agreed to dismiss its appeal in consideration of the MTA’s agreement that: (i) the MTA Contract was completed as of January 31, 2003, subject to warranty claims; (ii) in the event the MTA were to request services, such services will be subject to change order authorization and negotiated pricing; (iii) the Company will be paid amounts remaining due under the MTA Contract subject to review and processing by the MTA and satisfactory completion of our warranty obligation; and (iv) liquidated damages due to project delays is $300,000. Based upon the settlement of the MTA Contract and the Company’s current estimate for its warranty obligation and the labor wage rate matter discussed below, the Company reduced its MTA-contract related reserves by $500,000 in the fourth quarter of 2002.

        On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunication workers. The Company believes it is probable that the Bureau’s determination will apply to the Company’s cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. Since the prevailing wage for electricians is substantially higher than that for telecommunications workers, the Company expects to incur materially increased labor costs as a result of the Bureau’s determination.

        On October 16, 2000, the MTA Project Manager denied the Company’s request for a change order to compensate the Company for the increased costs it expects to incur in connection with the reclassification of certain of its telecommunications workers as electricians. On January 19, 2001, the Company initiated a “dipute” within the meaning of the applicable federal regulations governing the MTA Contract by filing a complaint with the United States Department of Labor (the “Department of Labor”). In its complaint, the Company requested that the Department of Labor adjudicate this dispute and either issue a determination affirming that the prevailing wage rate for telecommunications workers, as originally specified by the MTA, is the applicable rate for this project, or directing the MTA to compensate the Company for the change in wage classification made during the performance of the contract in violation of federal regulations.

        By letter dated March 12, 2001, the Department of Labor advised the Company that, without knowing which, if any, federal wage decision was included in the MTA Contract, it is unable to make a determination that any violation of federal labor law has occurred.

        On February 12, 2002, the Company was informally advised by the Department of Labor that the Department has concluded that no federal wage determinations were included or required to be included in the MTA contract because the project has insufficient federal funding to trigger the federal wage regulations. The Department of Labor asserts that the Company’s claim is not one which is governed by federal regulation or one over which the Department is willing to exercise jurisdiction.

        On April 23, 2002, the Company received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. The Company has been advised that there are legitimate grounds on which the Department of Labor’s position, as well as the above-referenced wage reclassification may be challenged. In March 2003, the Company met with the Comptroller’s office to discuss this matter and is currently evaluating an appropriate course of action. There can be no assurance the Company will be successful, either in whole or in part, in its efforts.

Income Taxes:

        The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized based upon differences arising from the carrying amounts of the Company’s assets and liabilities for tax and financial reporting purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change in tax rates is enacted. Based upon the Company’s recent history of operating losses, the Company has recorded a valuation allowance equal to its total deferred tax assets, except when the Company can recover such amounts from the carryback to years when the Company paid income taxes.

Reclassifications:

        Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Retirement Plan:

        The Company adopted a 401(k) retirement plan in 1991. Employees of the Company who have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 15% of their gross salary to the plan. The Company may make discretionary matching cash contributions up to 2% of the salary of the participating individual employee. Participants vest in the Company’s contributions to the plan over a six-year period based upon years of service. Participants are fully vested at all times in their employee contributions to the plan. The Company’s matching contributions were $221,000, $304,000 and $377,000 to this plan in 2001, 2000 and 1999, respectively. The Company’s matching contributions were suspended in September 2001.

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

Business Segments:

        The Company operates in one business segment, as a provider of IT professional services.

Recently Issued Accounting Standards:

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by us after December 31, 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on our results of operation, financial position, or cash flow.

2.  Acquisitions

In September 2001, the Company acquired certain of the assets of the ICM Education Division of Computer Horizons Corp. for $510,950. The acquisition was accounted for as a purchase and was included in the Results of Operations in the period ended September 30, 2001. In accordance with this purchase agreement, the Company made a post-closing adjustment and recorded additional goodwill of $135,000 in connection with the acquisition in the third quarter of 2002. As of December 31, 2002 and 2001, the Company had goodwill of $646,000 and $511,000 relating to the purchase of ICM from Computer Horizons in September 2001.

     3.  Inventory

Inventory consists of the following:

	December 31, (in thousands)

	2002	2001

Inventory-finished products	$125	$298
Less: Reserve for obsolescence	2	128

	$123	$170

     4.   Property and Equipment, net

Property and equipment, net, consists of the following:

	December 31, (in thousands)

	2002	2001
Furniture, fixtures and equipment	$ 1,401	$ 8,463
Software	1,647	3,298
Transportation equipment	--	286
Leasehold improvements	385	954

	3,433	13,001
Less - Accumulated depreciation and amortization	2,460	11,009

	$ 973	$ 1,992

        Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2002, 2001 and 2000 were, $1,073,000, $1,490,000, and $2,293,000, respectively.

        In 2002, the Company wrote off its fully depreciated assets and related depreciation and amortization.

     5.   Accrued Expenses

Accrued expenses consist of the following:

	December 31, (in thousands)

	2002	2001

Accrued payroll and vacation costs	$1,144	$1,307
Sales taxes	174	69
Other	409	1,041

	$1,727	$2,417

     6.     Stock Ownership and Compensation Plans

        At December 31, 2002, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. During 2001, 2000 and 1999, no compensation cost has been recognized for its stock option plans, which are described below. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company’s pro forma net income and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:

1995 Stock Plan:

        On August 25, 1995, the Company’s 1995 Stock Plan (the “1995 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company. A total of 1,500,000 shares is reserved for issuance upon exercise of options granted or to be granted under the 1995 Plan. The options expire ten years after the date of grant. Some of the options issued under the 1995 Plan become exercisable in five equal annual installments commencing one year after the date of grant provided that the optionee remains an employee at the time of vesting of the installments. Other options issued under the 1995 Plan vest 25% immediately upon grant and the balance in three equal annual installments.

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

A summary of the stock options granted under the 1995 Plan and the 1995 Non-Employee Director Stock Option Plan as of and for the years ended December 31, 2002, 2001, and 2000 is presented below:

	Year Ended December 31
		2002	2001		2000

	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price	Shares (000)	Weighted Average Exercise Price

Outstanding at beginning of year	734	$ 3.01	641	$ 4.18	856	$ 4.37
Granted	606	1.27	433	2.11	244	4.40
Exercised	--	--	(6)	1.32	(79)	(4.20)
Forfeited	(339)	2.62	(334)	4.20	(380)	4.34

Outstanding at end of year	1,001	$ 2.10	734	$ 3.01	641	$ 4.18

Options exercisable at end of year	499	$ 2.67	393	$ 3.38	352	$ 4.22

	Shares Underlying Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$1.10 - 1.58	602,125	9.6	$ 1.24	189,125	$ 1.27
$1.83 - 2.63	159,500	8.5	$ 2.39	99,625	$ 2.34
$3.13 - 4.63	227,880	6.2	$ 4.00	198,680	$ 4.02
$5.31 - 6.50	12,000	7.3	$ 5.51	11,500	$ 5.47

$1.10 - 6.50	1,001,505	8.6	$ 2.10	498,930	$ 2.67

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000: dividend yield of 0%; expected volatility of approximately 77% for 2002, 73% for 2001 and 95% for 2000.

        The weighted-average fair value of options granted during 2002, 2001, and 2000 was $1.27, $2.11 and $3.05, respectively. Effective December 15, 1998, all then-outstanding stock options were repriced to $4.25 per share, except stock options issued pursuant to the 1995 Non-Employee Director Stock Option Plan and 2,500 shares previously issued at $4.00.

        In March 2002, the Company granted 25,000 stock options to its non-employee CEO and recorded a non-cash charge of $46,000. In February 2003, the Company granted an additional 275,000 stock options to its non-employee CEO. The Company will record a non-cash charge of approximately $220,000 in 2003. These charges were estimated using the Black-Scholes method to determine the fair value of these options.

     7.  Commitments and Contingencies

        The Company occupies six facilities under operating leases which expire at various dates through August 2003 and call for annual base rentals plus real estate taxes. The remaining future minimum payments under non-cancelable leases as of December 31, 2002, were $479,000.

        Rent expense, including real estate taxes, for the years ended December 31, 2002, 2001, and 2000 was $759,000, $843,000, and $898,000, respectively.

        On March 4, 2003, the Company reached settlements in principle with plaintiffs in a lawsuit previously filed by a current and two former employees in New Jersey Superior Court, Bergen County (Law Division) against the Company and certain of its current and former employees alleging employment-related claims. The parties are currently engaged in the negotiation of definitive settlement agreements. The plaintiffs were seeking compensatory and punitive damages, attorneys’ fees and costs of suit. The litigation was in the early stages of discovery when the settlements in principle were reached through court-ordered mediation. The settlements are covered by insurance.

        In connection with the Company’s ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, the Company filed certain legal proceedings. See Note 1 – Use of Estimates.

        The Company has no knowledge of any other material litigation to which it is a party or to which any of its property is subject.

     8.  Supplementary Cash Flow Information

        Following is a summary of supplementary cash flow information for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, (in thousands)

	2002	2001	2000

Cash Payments: Interest paid	$ --	$ --	$ 10
Income taxes paid (refunded)	(1,833)	(1,576)	425
Non cash items: Warrants issued in connection with the
Company’s investment in nex-i.com		--	416

     9.  Income Taxes

        The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of the assets and liabilities.

The components of the provision (benefit) for income taxes for 2002, 2001 and 2000 are as follows:

	Year Ended December 31, (in thousands)
	2002	2001	2000

Current:
Federal	($2,600)	--	($1,576)
State and local	43	--	--

	(2,557)	--	(1,576)
Deferred:
Federal	1,430	1,863	(2,530)
State and local	(288)	385	(873)

	1,142	2,248	(3,403)
Valuation allowance	(2,976)	2,248	5,453

	(4,391)	--	$ 474

A reconciliation of the federal statutory rate to the Company's effective tax rate for 2002, 2001 and 2000 is as follows:

	Year Ended December 31,
	2002		2001		2000

Tax benefit at statutory rate	(34.0%	)	(34.0%	)	(34.0%	)
State and local income taxes (benefit), net of federal tax benefit	(7.0)		(7.0)		(7.0)
Valuation allowance	(82.4)		41.0		43.7
Other, net	--		--		1.1

Effective tax rate	(123.4%	)	0.0%		3.8%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset balance at December 31, 2002 and 2001 as follows:

	Year Ended December 31,
	2002	2001

Accounts receivable allowances	$170	$255
Inventory reserves	1	146
Accrual for compensated absences	161	421
Accumulated depreciation and amortization	59	239
Goodwill	3	885
Other	188	251
nex-i.com losses	1,079	922
Contract loss	857	1,210
Net tax operating losses	2,207	3,372

Total deferred tax assets	4,725	7,701
Valuation Allowance	(4,725)	(7,701)

	$--	$--

F-19

        The Company recorded a federal income tax benefit of $4.4 million in 2002, including $3.3 million from a reduction in its valuation allowance as a result of changes to the Internal Revenue Code enacted in the first quarter of 2002. These changes allowed the Company to carryback 2001 and 2002 income tax losses to prior tax periods. The Company received $1.8 million of this benefit in September 2002, and expects to receive $2.6 million in the third quarter of 2003. The remaining federal tax net operating losses can be carried back two years and forward twenty years with State net operating losses that begin to expire in seven years. The nex-i.com losses are subject to capital loss limitation and will expire in five years upon recognition of the loss for tax purposes. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses.

     10.        Earnings Per Share

        The Financial Accounting Standards Board issued Statement No. 128 “Earnings per Share” (“SFAS No. 128”) specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) of entities with publicly held common stock or potential common stock. The statement defines two EPS calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stockholders by the weighted average number of shares outstanding. The objective of diluted EPS, consistent with that of basic EPS, is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of options for potential dilutive common shares.

COMPUTATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2002	2001	2000

Net income (loss)	$ 831	$ (5,494)	$(12,942)

Weighted average number of shares outstanding	6,429	6,422	6,353

Net income (loss) per share	$ 0.13	$ (0.86)	$ (2.04)

Diluted:
Weighted average number of shares outstanding	6,429	6,422	6,353
Dilutive effects of stock options	108	--	--

Weighted average number of common and common
equivalent shares outstanding	6,537	6,422	6,353

Net income (loss) per share	$ 0.13	$ (0.86)	$ (2.04)

F-20

     11.  Employee Stock Purchase Plan

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

        The 1997 Plan is intended to satisfy the requirements of Section 423(b) of the Internal Revenue Code of 1986, as amended, which requires that it be approved by shareholders within one year after the earlier of its adoption by the Board of Directors or the plan’s effective date. The 1997 Plan is intended to comply with certain requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

        During the years ended December 31, 2001, 2000 and 1999, employees purchased 52,204, 33,548 shares and 49,691 shares, respectively, under the 1997 Plan for aggregate proceeds of approximately $78,000, $117,000 and $177,000, respectively.

      12.  Share Repurchase Program

        In September 2002, the Company’s board of directors authorized the purchase of up to 750,000 of the Company’s outstanding common shares. Purchases could be made from time to time through March 23, 2003, except during certain restricted periods, in open market or privately negotiated transactions. As of December 31, 2002, the Company had purchased 51,500 shares pursuant to this program at an average price of $1.52. The acquired shares are being held in treasury to be used for general corporate purposes.

     13.  Significant Customers and Vendors

        During 2002, Kraft Foods, Goldman Sachs & Co., Aventis Pharmaceuticals, and MTA New York City Transit accounted for 17%, 12%, 12%, and 10% respectively, of net sales. During 2001, Goldman Sachs, Nabisco/Kraft, FleetBoston Financial and PSE&G accounted for 15%, 13%, 13% and 11% respectively, of net sales. No other customer accounted for more than 10% of our net sales during the three years ended December 31, 2002. Sales to the top ten customers totaled approximately 76%, 76%, and 73% of net sales for the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively.

The Company purchases the majority of its products primarily from two aggregators of computer hardware, software and peripherals. During 2002, the Company acquired approximately 67%, and 3% of its products for resale from Ingram and Tech Data, respectively. Agreements with these aggregators provide for, among other things, certain discount pricing for meeting agreed-upon purchase levels and minimum purchase commitments.

     14.   Related Party Transactions

        In 2002, 2001 and 2000, the Company paid, as compensation for services rendered to the Company and for sales generated, an aggregate of $448,222, $325,100, $491,400, respectively, to Michael Gang, the son of Stan Gang, the Chairman of the Board. Michael Gang serves as National Account Manager/Sector Director and has served as a director since September 1995 and as Secretary of the Company from September 1995 to October 1997.

        Richard G. Erickson, serves as the Chief Executive Officer and President of the Company through New England Associates, LLC, a professional services turnaround consultancy of which Mr. Erickson is President. In 2002, the Company entered into a consulting arrangement with Mr. Erickson, through New England Associates, LLC. Professional service fees recognized under the Agreement with New England Associates, LLC amounted to $135,000 as of December 31, 2002.

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31, 2002, 2001 and 2000

	Balance at Beginning of Year	Provision - Charged to Income	Deductions - Accounts Written off	Balance of End of Year

Allowance for doubtful accounts:
2002	$ 622	$195	$ 402	$ 415
2001	3,923	173	3,474	622
2000	3,289	923	289	3,923

Inventory Reserve:
2002	$ 128	$ --	$ 126	$ 2
2001	287	70	229	128
2000	300	32	45	287

F-23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHANET SOLUTIONS, INC.

Date: March 31, 2003	By: /s/ RICHARD G. ERICKSON ———————————— Richard G. Erickson* President and Chief Executive Officer (Principal Executive Officer)

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

/s/	STAN GANG —————————— Stan Gang	Chairman of the Board	March 31, 2003

/s/	RICHARD G. ERICKSON —————————— Richard G. Erickson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/	WILLIAM S. MEDVE —————————— William S. Medve	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/	MICHAEL GANG —————————— Michael Gang	Director	March 31, 2003

/s/	IRA COHEN —————————— Ira Cohen	Director	March 31, 2003

/s/	THOMAS F. DORAZIO —————————— Thomas F. Dorazio	Director	March 31, 2003

/s/	DOREEN A. WRIGHT —————————— Doreen A. Wright	Director	March 31, 2003

/s/	BERNARD M. GOLDSMITH —————————— Bernard M. Goldsmith	Director	March 31, 2003

58

CERTIFICATIONS

I, Richard G. Erickson, certify that:

    1.        I have reviewed this annual report on Form 10-K of AlphaNet Solutions, Inc.;

    2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003

/S/ RICHARD G. ERICKSON —————————— Richard G. Erickson President and Chief Executive Officer (Principal Executive Officer)

59

I, William S. Medve, certify that:

    1.        I have reviewed this annual report on Form 10-K of AlphaNet Solutions, Inc.;

    2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/ WILLIAM S. MEDVE —————————— William S. Medve Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

60