Form 10-Q
period 2003-03-31
ALPHANET SOLUTIONS INC
filed 2003-05-13
CIK 1002132

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0-27042

AlphaNet Solutions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2554535
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7 Ridgedale Avenue, Cedar Knolls, New Jersey	07927
(Address of Principal Executive Offices)	(Zip Code)

(973) 267-0088

(Registrant’s Telephone Number

Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐  No  ☒

At April 30, 2003, 6,388,188 shares of the registrant’s common stock were outstanding.

ALPHANET SOLUTIONS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ALPHANET SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,472	$22,936
Accounts receivable, less allowance for doubtful accounts of $275 at March 31, 2003 and $415 at December 31, 2002	4,135	5,474
Inventories	65	123
Income tax receivable	2,600	2,600
Prepaid expenses and other current assets	669	421

Total current assets	29,941	31,554
Property and equipment, net	860	973
Goodwill	646	646
Other assets	10	10

Total assets	$31,457	$33,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	542	1,057
Accrued expenses	1,645	1,727
Deferred revenue	1,490	1,168
Accrued MTA contract liability	1,279	2,091

Total current liabilities	4,956	6,043

Total liabilities	4,956	6,043

Shareholders’ equity:
Preferred stock—$0.01 par value; authorized 3,000,000 shares, none issued	—	—
Common stock—$0.01 par value; authorized 15,000,000 shares, 6,590,288 issued at March 31, 2003 and 6,588,413 shares issued at December 31, 2002 . .	66	66
Additional paid-in capital	35,261	35,138
Accumulated Deficit	(8,027)	(7,265)
Treasury stock—at cost; 202,100 shares at March 31, 2003 and 202,100 shares at December 31, 2002, respectively	(799)	(799)

Total shareholders’ equity	26,501	27,140

Total liabilities and shareholders’ equity	$31,457	$33,183

See accompanying notes to condensed consolidated financial statements

ALPHANET SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months ended March 31,
	2003	2002
Net sales:
Product sales	$96	$1,445
Professional services	5,124	5,490

	5,220	6,935
Cost of sales:
Product sales	95	1,292
Professional services	3,606	4,077
MTA contract liability adjustment	(700)	—

	3,001	5,369
Gross Profit:
Product sales	1	153
Professional services	1,518	1,413
MTA contract liability adjustment	700	—

	2,219	1,566
Operating expenses:
Selling, general & administrative	3,036	2,747

Operating loss	(817)	(1,181)

Other income:
Interest income	66	100
Other Income	—	4

	66	104

Loss before income taxes	(751)	(1,077)
(Benefit) expense for income taxes	11	(2,200)

Net income (loss)	$(762)	$1,123

Basic and Diluted net income (loss) per share	$(0.12)	$0.17

Weighted average number of common shares outstanding	6,387	6,438

Weighted average number of common and common equivalent shares outstanding	6,387	6,438

See accompanying notes to condensed consolidated financial statements.

ALPHANET SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(762)	$1,123
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	209	296
Provision for accounts receivable	10	30
Non-cash non-employee stock option charge	121	—
Benefit for income taxes	—	(2,200)
Increase (decrease) from changes in:
Accounts receivable	1,329	222
Inventories	58	36
Prepaid expenses and other current assets	(248)	(120)
Other assets	—	5
Accounts payable	(515)	(369)
Accrued expenses and deferred revenue	240	(257)
Accrued MTA contract liability	(812)	90

Net cash (used in) provided by operating activities	(370)	(1,144)

Cash flows from investing activities:
Property and equipment expenditures	(96)	(39)

Net cash used in investing activities	(96)	(39)

Cash flows from financing activities
Employee stock purchases and exercises of stock options	2	—
Repayment of capital lease obligations	—	(6)

Net cash (used in) provided by financing activities	2	(6)

Net decrease in cash and cash equivalents	(464)	(1,189)
Cash and cash equivalents, beginning of period	22,936	23,797

Cash and cash equivalents, end of period	$22,472	$22,608

See accompanying notes to condensed consolidated financial statements.

ALPHANET SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of the Business and Basis of Presentation:

AlphaNet Solutions, Inc. is an information technology (“IT”) professional services firm providing a range of outsourced solutions in two major IT practice areas: IT Operations and Learning Solutions. IT Operations includes: AlphaNet Technology and Outsourcing SolutionsSM, which delivers IT projects and services around networks, servers, desktops, storage, and information security; and AlphaNet Service Desk SolutionsSM offers advanced technical training and management development training through custom training programs, classroom instruction, and certification programs. Together, these solutions help our clients reduce costs and create value by leveraging our IT expertise rather than developing their own in-house capabilities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim periods. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which were included as part of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.

Note 2—Stock-Based Compensation

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

At March 31, 2003, the Company had two stock-based compensation plans. The Company applies APB 25 and related interpretations in accounting for its plans. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed under FAS 123, the Company’s pro forma net loss and pro forma earnings per share would have been reduced to the adjusted pro forma amounts indicated below:

	March 31, 2003	March 31, 2002
Net income (loss)
As reported	$(762)	$1,123
Pro forma	$(848)	$1,036
Net income (loss) per share:
As reported:
Basic	$(0.12)	$0.17
Diluted	$(0.12)	$0.17
Pro forma:
Basic	$(0.13)	$0.16
Diluted	$(0.13)	$0.16

ALPHANET SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company granted 275,000 stock options to its non-employee CEO. The Company will record a total charge of $220,000 in 2003, of which $121,000 was recorded in the first quarter of 2003. This charge was estimated using the Black-Scholes method to determine the fair value of the options. The computation assumed volatility of approximately 77%, a dividend yield of 0% and a risk-free rate of return of 4%.

Note 3—Net Income Per Share:

	Three Months ended March 31,
	2003	2002
Net income (loss)	$(762)	$1,123
Basic: Weighted average number of shares outstanding	6,387	6,438
Net income (loss) per share	$(0.12)	$0.17
Diluted:
Weighted average number of shares outstanding	6,387	6,438
Dilutive effects of stock options	—	—
Weighted average number of common and common equivalent shares outstanding	6,387	6,438
Net income (loss) per share	$(0.12)	$0.17

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

Note 4—MTA Contract:

In December 1997, the Company entered into a $20.4 million contract with the MTA (the “MTA Contract”) to furnish and install local and wide-area computer network components, including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. The Company was the prime contractor on this project and was responsible for project management, systems procurement, and installation. The work was provided in contiguous locations and payment, including a contractually-mandated holdback equal to 5% of total contract value for one year following completion of the contract, is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserved the right to terminate our services and complete the MTA Contract itself at the Company’s cost. In the event of unexcused delay by the Company, the Company would have been obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. The MTA Contract was a fixed unit price contract, and the quantities were approximate, for which the MTA had expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA had the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the

ALPHANET SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

work performed to the date of termination. The project was subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s office, over which the Company had no control, and which is generally adjusted in June of each year and is so adjusted thereafter.

The Company performed services and supplied products to the MTA since the inception of the MTA Contract through January 31, 2003. The work performed at MTA sites required greater than the originally estimated labor and other costs to complete. In May 1999, the Company submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied the Company’s request, thereby triggering the Company’s right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). The Company filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full the Company’s Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, the Company appealed the DRO’s denial of the Company’s Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered its decision on the Company’s appeal, denying all of the Company’s claims for review of the determination made by the DRO. On May 31, 2002, the Company filed an appeal of this decision with the New York Supreme Court, Appellate Division. In February 2003, the Company perfected this appeal through the filing of briefs with the New York Supreme Court, Appellate Division.

On March 25, 2003, the Company entered into a settlement agreement with the MTA, pursuant to which the Company agreed to dismiss its appeal in consideration of the MTA’s agreement that: (i) the MTA Contract was completed as of January 31, 2003, subject to warranty claims; (ii) in the event the MTA were to request services, such services will be subject to change order authorization and negotiated pricing; (iii) the Company will be paid amounts remaining due under the MTA Contract subject to review and processing by the MTA and satisfactory completion of our warranty obligation; and (iv) liquidated damages due to project delays is $300,000.

On July 19, 2000, the MTA advised the Company of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau’s determination is based on a New York State Supreme Court Appellate Division decision dated May 18, 2000. The workers currently and historically used by the Company to perform cabling work have been classified as telecommunications workers. The Company believed it was probable that the Bureau’s determination would apply to the Company’s cabling activities under the contract, thereby likely requiring the reclassification of its telecommunications workers as electricians retroactive to July 1, 2000. The prevailing wage rate for electricians is substantially higher than that for telecommunications workers.

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

ALPHANET SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 23, 2002, the Company received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. The Company was advised that there are legitimate grounds on which the Department of Labor’s position, as well as the above-referenced wage reclassification could have been challenged. In March 2003, the Company met with the Comptroller’s office to discuss this matter.

In April 2003, the Company entered into binding settlements with regard to the labor rate dispute as previously described with affected current and former employees, pursuant to which such employees agreed to waive, release and forever discharge any legal claims they had or may have had against the Company in respect of this matter. Based upon the settlement of the MTA Contract and the Company’s current estimate for its warranty obligation and its labor wage rate matter, the Company reduced its MTA Contract-related liability by $700,000 (based upon the actual and estimated labor rate settlement) in the first quarter of 2003, which is in addition to the reduction of $500,000 (based upon the MTA Contract settlement) in the fourth quarter of 2002. The Company expects the labor rate settlement to be paid in the second quarter of 2003.

Note 5—Income Taxes:

Set forth below is a summary of the Company’s tax provision (benefit) expense for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003	2002
Federal income tax benefit at statutory rate (34%)	$(214,000)	$(366,000)
State income tax benefit net of federal effect	(33,000)	(75,000)

Income tax benefit	(247,000)	(441,000)
Valuation allowance	258,000	(1,759,000)

Net income tax (benefit) expense	$11,000	$(2,200,000)

For the three months ended March 31, 2003, the statutory federal and state income tax benefit of $247,000 was offset by the establishment of a valuation allowance since the Company determined it was more likely than not that such benefits would not be realized.

For the three months ended March 31, 2002, the Company reduced its valuation allowance in the amount of $1,833,000, reflecting expected federal income tax refunds related to the carryback of 2001 tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002. This reduction was offset by a $75,000 valuation allowance on current period state income tax benefits. The Company expected

ALPHANET SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to recover 2002 federal income tax benefits from expected federal income tax refunds from the tax carryback of these losses to prior periods. As such, no valuation allowance was recorded on federal income tax benefits of $366,000 generated in the first quarter of 2002.

Note 6—Subsequent Event:

On April 21, 2003, the Company entered into an agreement to be acquired by CIBER, Inc. If consummated, shareholders of the Company will receive $4.05 per share in cash. Certain employee options will be cashed out at closing.

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

Our discussion and analysis of our interim Financial Condition and Results of Operations should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Net Sales.    Net sales decreased by $1.7 million to $5.2 million for the three months ended March 31, 2003 from $6.9 million for the three months ended March 31, 2002. The decrease of $1.7 million was primarily due to a reduction in product sales of $1.3 million and a reduction in service revenues of $0.4 million. The decline in product sales is attributable to our exit from the product business due to the low margins associated with that business. The downturn in technology spending has adversely impacted our professional service revenues, which declined from $5.5 million in 2002 to $5.1 million in 2003. Increased competition, including from such firms as Siemens, EDS and IBM Global Services, as well as smaller, local and regional firms, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined.

Gross Profit.    Gross profit increased by $0.6 million to $2.2 million for the three months ended March 31, 2003 from $1.6 million during the three months ended March 31, 2002. This increase was due to the settlement of MTA Contract-related liabilities, resulting in an adjustment in our MTA liability of $0.7 million. This increase served to reduce total costs of sales, which was offset by the decline in both contract product sales and professional service revenue during the three months ended March 31, 2003, which excluding the effect of the MTA liability reduction, increased by 6.5% to 29.1% in the three months ended March 31, 2003, up from 22.6% in the three months ended March 31, 2002. The gross profit percentage on product sales decreased by 9.6% to 1.0% in the three months ended March 31, 2003, down from 10.6% in the three months ended March 31, 2002. Professional service gross profits increased by 3.9% to 29.6% in the three months ended March 31, 2003, up from 25.7% in the three months ended March 31, 2002. For our billable staff, we recorded $70,000 of severance compensation costs in both the three months ended March 31, 2003 and March 31, 2002, which has reduced professional service gross profit in these periods.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.3 million, primarily relating to a non-employee stock option charge of $121,000, and increased legal costs associated with various legal matters to $3.0 million in the three months ended March 31, 2003, up from $2.7 million in the three months ended March 31, 2002. Selling, general and administrative expenses in the first quarter of 2002 included $34,000 of severance costs.

Interest income, net.    Due to the declining interest rates, interest income, net, totaled $66,000 for the first three months ended March 31, 2003, down from $100,000 for the three months ended March 31, 2002.

Income taxes.    In the three months ended March 31, 2003, the statutory federal and state income tax benefit of $247,000 was offset by the establishment of a valuation allowance since the Company determined it was more likely than not that such benefits would not be realized. In the first quarter of 2002, the Company recorded $2.2 million of federal income tax benefits, including $1.8 million from reduction in its valuation allowance, reflecting expected federal income tax refunds related to the carryback of tax losses to prior years as a result of changes to the Internal Revenue Code enacted during the first quarter of 2002.

Risks and Uncertainties

Business Operations

Over the past few years, ending in 2002, we shifted our business model from a product reseller and integration business to a model that focuses on higher-margin professional services. As a result of this shift, our product sales and integration services declined significantly.

Certain of our professional service offerings are dependent on technology product purchases by our existing and prospective clients, irrespective of how such clients procure their products. Accordingly, the downturn in technology spending has adversely impacted our professional service revenues. Increased competition, including from such firms as Siemens, EDS and IBM Global Services, as well as smaller, local and regional firms in such areas as desktop, support and integration services, has resulted in significant reductions in the services we provide to certain of our key customers. We have been unable to secure sufficient new projects to offset this decline and, accordingly, our professional service revenues have declined. Much of our business is derived from a concentrated number of key clients. The loss of one or more of these key accounts could have a material adverse impact on our revenue and/or results of operations. Many of our customers continue to adjust their IT spending with us to adjust to the continuing economic challenges impacting the economy. There can be no assurance these negative trends will not continue or accelerate.

Many companies, including our customers, have reduced and delayed their IT expenditures due to the continuing economic downturn. This reduction adversely impacted our business, particularly our IT staffing and professional services operations. Additionally, competition in this environment has intensified prompting many companies, including our customers, to seek more favorable pricing for professional services. We have responded to these challenges by eliminating non-core service offerings and focusing on our core competencies in IT operations and learning solutions, with particular emphasis on outsourcing solutions to help meet our clients’ technology and management development needs in a more cost-effective manner. We have also focused on revenue generation by rebuilding our sales force, implementing improved sales management processes and revamping our organizational structure, sales compensation and incentive programs to better align our practice groups and compensation metrics with our goals of revenue growth, client satisfaction and professional staff utilization levels.

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

Stock Price

Our common shares are traded on the Nasdaq National Market under the symbol “ALPH.” The trading price of our common shares has historically been subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, general trends in the industry, recommendations by industry analysts, the limited trading activity in our stock, and other events or factors. Following announcement of our proposed merger with CIBER, Inc., the trading price of our common shares appears to be subject to less fluctuation; however, in the event the merger were not consummated, fluctuation in our stock price should be anticipated. The equity markets in general have experienced extreme price and volume fluctuations which have affected the market price of our common shares, as well as the stock of other technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

MTA

In December 1997, we entered into a $20.4 million contract with the MTA (the “MTA Contract”) to furnish and install local and wide-area computer network components, including network and telecommunications hardware, software and cabling throughout the MTA’s over 200 locations. The aggregate amount of this contract was subsequently increased to $20.6 million. We were the prime contractor on this project and were responsible for project management, systems procurement, and installation. The work was provided in contiguous locations and payment, including a contractually-mandated holdback equal to 5% of total contract value for one year following completion of the contract, is predicated upon achieving specific milestone events. In the event of default, in addition to all other remedies at law, the MTA reserved the right to terminate our services and complete the MTA Contract itself at our cost. In the event of an unexcused delay by us, we would have been obligated to pay, as liquidated damages, the sum of $100 to $200 per day, per site. The MTA Contract was a fixed unit price contract, and the quantities are approximate, for which the MTA had expressly reserved the right, for each item, to direct the amount of equipment and related installation be increased, decreased, or omitted entirely on 30 days notice. The MTA had the right to suspend the work on 10 days notice for up to 90 days and/or terminate the contract, at any time, on notice, paying only for the work performed to the date of termination. The project was subject to the prevailing wage rate and classification for telecommunications workers, as determined by the New York City Comptroller’s office, over which we had no control, and which is generally adjusted in June of each year and is so adjusted thereafter.

We have performed services and supplied products to the MTA since the inception of the MTA Contract through January 31, 2003. The work performed at MTA sites has required greater than the originally estimated labor and other costs to complete. In May 1999, we submitted a formal request to the MTA for equitable adjustment in the amount of approximately $1.5 million and for a time extension. This request was supplemented with a further submission in October 1999. In January 2000, the Project Manager for the MTA Contract denied our request, thereby triggering our right under the contract to appeal the Project Manager’s denial to the MTA’s Dispute Resolution Office (the “DRO”). We filed a Notice of Appeal with the DRO in February 2000, and pursuant to the DRO’s request, filed further written submissions and participated in an arbitral session with the DRO subsequent thereto. In November 2000, the DRO rendered a written decision denying in full our Request for Equitable Adjustment and Time Extension. Pursuant to the terms of the MTA Contract, in March 2001, we appealed the DRO’s denial of its Request to the New York Supreme Court (the “Court”). On April 22, 2002, the Court rendered its decision on our appeal, denying all of our claims for review of the determination made by the DRO. On May 31, 2002, we filed an appeal of this decision with the New York Supreme Court, Appellate Division. In February 2003, we perfected this appeal through the filing of briefs with the New York Supreme Court, Appellate Division.

On March 25, 2003, we entered into a settlement agreement with the MTA, pursuant to which we agreed to dismiss our appeal in consideration of the MTA’s agreement that: (i) the MTA Contract was completed as of January 31, 2003, subject to warranty claims; (ii) in the event the MTA were to request services, such services will be subject to change order authorization and negotiated pricing; (iii) we will be paid amounts remaining due under the MTA Contract subject to review and processing by the MTA and satisfactory completion of our warranty obligation; and (iv) liquidated damages due to project delays is $300,000.

On July 19, 2000, the MTA advised us of a determination by the Bureau of Labor Law (the “Bureau”) of the New York City Comptroller’s office, communicated to the MTA by letter from the Bureau dated June 22, 2000, that, as of July 1, 2000, the labor classification for all low-voltage cabling carrying voice, data, video, or any combination thereof, is electrician. The Bureau’s determination is based on a New York State Supreme Court,

Appellate Division decision dated May 18, 2000. The workers currently and historically used by us to perform cabling work have been classified as telecommunications workers. We believed it was probable that the Bureau’s determination would apply to our cabling activities under the contract, thereby likely requiring the reclassification of our telecommunications workers as electricians retroactive to July 1, 2000. The prevailing wage rate for electricians is substantially higher than that for telecommunications workers.

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

On April 23, 2002, we received a letter from the Department of Labor dated April 9, 2002 stating that the Department does not have jurisdiction over the dispute because it was advised by the New York City Comptroller’s office that no federal funds were provided for the MTA Contract. We have been advised that there are legitimate grounds on which the Department of Labor’s position, as well as the above-referenced wage reclassification could have been challenged. In March 2003, we met with the Comptroller’s office to discuss this matter.

In April 2003, we entered into binding settlements with regard to the labor rate dispute as previously described with affected current and former employees, pursuant to which such employees agreed to waive, release and forever discharge any legal claims they had or may have had against us in respect of this matter. Based upon the settlement of the MTA Contract and our current estimate for its warranty obligation and its labor wage rate matter, we reduced our MTA Contract-related liabilities by $700,000 (based upon the labor rate settlement) in the first quarter of 2003, which is in addition to the reduction of $500,000 (based upon the MTA Contract settlement) in the fourth quarter of 2002.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $0.4 million to $22.5 million at March 31, 2003 from $22.9 million at December 31, 2002. Working capital decreased by $0.5 million to $25.0 million at March 31, 2003 from $25.5 million at December 31, 2002. Our book value per share was $4.16 based upon 6.4 million common shares issued and outstanding at March 31, 2003.

Cash used in operating activities of $0.4 million reflects a decrease in accounts receivable due to monies collected from the MTA offset by cash operating losses and reductions of accounts payable. Our days sales outstanding in accounts receivable decreased to 69 days at March 31, 2003 from 71 days at December 31, 2002. Our days sales outstanding has been unfavorably impacted by delays in collecting amounts due under the MTA Contract. Excluding MTA receivables, days sales outstanding in accounts receivable at March 31, 2003 was 51 days. Cash used in investing activities of $96,000 reflects our capital expenditures for the first three months of 2003, primarily new computer equipment for our learning solutions business.

Cash provided and utilized by financing activities included an increase of $2,000 for the issuance of common stock due to the exercising of certain employee stock options.

From time to time we retain the services of technical consultants/contractors, either individually or through employment agencies, to help staff our client engagements. As of March 31, 2003, we were using the services of approximately 26 such contractors.

We purchased certain inventory and equipment through a financing arrangement with IBM Credit Corporation. At March 31, 2003, there was an outstanding balance of approximately $3,000 to IBM Credit Corporation under this arrangement. Obligations under this financing arrangement are collateralized by the current inventory balance purchased from IBM Credit Corporation through March 31, 2003. The current credit limit with IBM Credit Corporation is $300,000.

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

Forward-Looking Statements

Certain statements are included in this Quarterly Report on Form 10-Q which are not historical and are “forward-looking,” within the meaning of The Private Securities Litigation Reform Act of 1995 and may be identified by such terms as “continuing,” “plan,” “goal,” “expect,” “believe,” “may,” “will,” and “intend” or similar terms. These forward-looking statements may include, without limitation, statements regarding possible future growth in the IT markets, the status of the trends favoring outsourcing of management information systems (“MIS”) functions by large and mid-sized companies, the anticipated growth and higher margins in the services and support component of our business, the timing of the development and implementation of our new service offerings and the utilization of such services by our customers, and trends in future operating performance. Such forward-looking statements include risks and uncertainties, including, but not limited to:

•	Uncertainties relating to shareholder approval of the transaction with CIBER, Inc. described in Part II, Item 5 of this Report and satisfaction of transaction closing conditions;

•	the significant decline in demand for our services due to the current slowdown in IT spending;

•	frequent changes in the executive management of our company and the risks associated with such changes;

•	the repositioning of our company as an IT professional services firm and all expected and unexpected costs and events related to such repositioning, including, among other things,

•	the substantial variability of our quarterly operating results caused by a variety of factors, some of which are not in our control,

•	intense competition from other IT service providers,

•	the short-term nature of our customers’ commitments, with most of our client contracts being terminable by our customers for convenience,

•	patterns of capital spending by our customers,

•	the timing and size of customer contracts and deployments,

•	the ability of our company to maintain its vendor certifications,

•	the timing and size of new customer contracts and projects,

•	competitive pricing factors,

•	market factors affecting the availability of qualified technical personnel,

•	the timing of and customer response to our new service offerings,

•	changes in trends affecting outsourcing of IT services, and

•	disruption in sources of supply;

•	changes in personnel and other operating costs;

•	industry and general economic conditions;

•	changes in technical personnel, realized billing, and utilization rates;

•	the ability to develop, market, provide, and achieve market acceptance of new and existing service offerings to new and existing customers;

•	our ability to attract, hire, train, and retain qualified technical personnel;

•	our substantial reliance on a concentrated number of key customers;

•	uncertainties relating to potential acquisitions, if any, made by our company, such as our ability to integrate acquired operations and retain key customers and personnel of the acquired business;

•	our reliance on the continued services of key executive officers and salespersons.

These risks and uncertainties could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in the document. These forward-looking statements speak only as of the date of this document.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Within 90 days prior to the filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In connection with our ongoing disputes with the MTA concerning a contract entered into with the MTA in December 1997, we filed and settled certain legal proceedings as discussed in Part I, Item 2 of this Report (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

In April 2003, we consummated settlements with plaintiffs in a lawsuit previously discussed under Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2002. The settlements were covered by insurance.

We have no knowledge of any other material litigation to which we are a party or to which any of our property is subject.

Item 5.    Other Information

We entered into an Agreement and Plan of Merger, dated as of April 21, 2003, as amended and restated on May 6, 2003, with CIBER, Inc., headquartered in Greenwood Village, Colorado, in accordance with which CIBER is to acquire all of our outstanding shares of common stock for an aggregate of approximately $28.75 million in cash. CIBER, a technology-systems integrator, has agreed to pay $4.05 in cash for each outstanding share of our common stock. The purchase price also includes payment by CIBER for in-the-money stock options held by our employees.

Our board of directors and CIBER’s board of directors have each approved the transaction. The merger is subject to satisfaction of certain closing conditions and approval and adoption of the merger agreement by our shareholders at a special meeting of shareholders to be called for such purpose. In connection with the merger agreement, certain of our shareholders, holding an aggregate of approximately 41.5% of our outstanding shares of common stock, have entered into a Voting and Option Agreement with CIBER, pursuant to which they have agreed to vote their shares in favor of the merger. A vote by the shareholders of CIBER is not required for consummation of the transaction.

The transaction will be fully taxable. Consummation of the transaction is expected late in the second quarter to early in the third quarter of 2003. However, there can be no assurance that this transaction will be consummated by such time or at all.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form S-1 (Registration Statement No. 33-97922) declared effective on March 20, 1996)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Form S-1 (Registration Statement No. 33-97922) declared effective on March 20, 1996)

(b)    Reports on Form 8-K.

On February 14, 2003, March 3, 2003, and March 26, 2003, we filed with the Commission current reports on Form 8-K reporting events under Item 5—Other Events and Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHANET SOLUTIONS, INC.

Date: May 13, 2003	By:	/s/ WILLIAM S. MEDVE
William S. Medve Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Authorized Signatory)

CERTIFICATIONS

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 13, 2003	/s/ RICHARD G. ERICKSON
Richard G. Erickson President and Chief Executive Officer (Principal Executive Officer)

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 13, 2003	/s/ WILLIAM S. MEDVE
William S. Medve Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)